Form 10-K
period 1997-12-31
SPIROS DEVELOPMENT CORP II INC
filed 1998-03-30
CIK 1047600

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

  X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----            SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1997

                                     OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


            For the transition period from ________ to ________.

                        COMMISSION FILE NUMBER: 000-23501

                     SPIROS DEVELOPMENT CORPORATION II, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 33-0774288
      (State or other jurisdiction                    (I.R.S. Employer
    or incorporation or organization)                Identification No.)

   7475 LUSK BLVD., SAN DIEGO, CALIFORNIA                   92121
  (Address of principal executive offices)               (zip code)


  Registrant's telephone number, including area code (619) 457-2553

              SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
                               THE ACT: NONE

              SECURITIES REGISTERED PURSUANT TO SECTION 12(G)
                                OF THE ACT:

CALLABLE COMMON STOCK, $.001 PAR VALUE. THE CALLABLE COMMON STOCK IS REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT SEPARATELY AND AS PART OF UNITS, EACH UNIT CONSISTING OF ONE SHARE OF CALLABLE COMMON STOCK OF SPIROS DEVELOPMENT CORPORATION II, INC. AND ONE WARRANT (A "WARRANT") TO PURCHASE ONE-FOURTH OF ONE SHARE OF DURA PHARMACEUTICALS, INC. COMMON STOCK. THE CALLABLE COMMON STOCK IS NOT SEPARATELY TRADABLE APART FROM THE UNITS PRIOR TO DECEMBER 31, 1999 OR UPON THE EARLIER OCCURRENCE OF CERTAIN EVENTS.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X  No   .
                                                  ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the Units held by non-affiliates of the registrant as of February 27, 1998 was $77,902,555. Market value is the market value of the Units, each Unit consisting of one share of Callable Common Stock of Spiros Development Corporation II, Inc. and a Warrant. There is no quoted market value for the shares of Callable Common Stock apart from the Units. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 10% or greater shareholders known to the registrant have been deemed to be affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

     The number of shares of the Registrant's Callable Common Stock and Special Common Stock outstanding as of February 27, 1998 were 6,325,000 and 1,000, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 20, 1998, to be filed with the Securities and Exchange Commission on or about April 9, 1998, referred to herein as the "Proxy Statement," are incorporated as provided in Part III.

                                      INDEX

Part I:
        Item 1.  Business......................................................4
        Item 2.  Properties...................................................24
        Item 3.  Legal Proceedings............................................24
        Item 4.  Submission of Matters to a Vote of Security Holders..........24


Part II:
        Item 5.  Market for Registrant's Common Equity and Related
                 Shareholder Matters..........................................24
        Item 6.  Selected Financial Data......................................25
        Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................26
        Item 7A. Quantitative and Qualitative Disclosures about Market Risk...27
        Item 8.  Financial Statements and Supplementary Data..................27
        Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure..........................27

Part III:
        Item 10. Directors and Executive Officers of the Registrant...........27
        Item 11. Executive Compensation.......................................28
        Item 12. Security Ownership of Certain Beneficial Owners and
                 Management...................................................28
        Item 13. Certain Relationships and Related Transactions...............28

Part IV:
        Item 14. Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K.....................................................28

                 Signatures...................................................30

                                     PART I

ITEM 1.   BUSINESS

The discussion of Spiros Development Corporation II, Inc.'s ("Spiros Corp. II" or the "Company") business contained in this report may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties. For a discussion of factors which may affect the outcome projected in such statements, see "Risks and Uncertainties" on pages 18 through 24 of this Annual Report on Form 10-K. While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance listed below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date hereof. Unless the context otherwise requires, "Dura" refers to Dura Pharmaceuticals, Inc., a Delaware corporation, and its subsidiaries.

OVERVIEW

The Company was incorporated in the state of Delaware on September 23, 1997 to continue the development of Spiros-Registered Trademark-, a dry powder pulmonary drug delivery system, and to conduct formulation work, clinical trials and commercialization for certain specified leading asthma and chronic obstructive pulmonary disease ("COPD") drugs for use with Spiros. Spiros Corp. II may also expend funds on enhancements to the existing Spiros technology, initial development of a next generation inhaler system and the acquisition of capital equipment to be used in the manufacture of the Spiros Products. Finally, Spiros Corp. II plans to use a portion of its funding to conduct technical evaluation projects designed to identify additional respiratory drug candidates for further development. The Company commenced operations on December 22, 1997.

On December 22, 1997, the Company and Dura Pharmaceuticals, Inc. ("Dura") completed a $101 million initial public offering (the "Offering") of 6,325,000 Units, each Unit consisting of one share of callable common stock of the Company (the "Common Stock") and one warrant (the "SDCII Warrants") to purchase one-fourth of one share of Dura's common stock. The offering resulted in net proceeds to the Company of approximately $94 million. Concurrently, Dura contributed $75 million to the Company. Substantially all funds from the Offering, the $75 million contribution and interest earned thereon (the "Available Funds"), are expected to be paid to Dura for the development and commercialization of Spiros and the use of Spiros with applications for albuterol, beclomethasone, ipratropium, albuterol-ipratropium combination, budesonide and additional designated compounds (the "Compounds"). In addition, the Company may also expend funds on enhancements to the existing Spiros technology, the acquisition of capital equipment to be used in the manufacture of the Spiros products, or to conduct technical evaluation projects designed to identify additional respiratory drug candidates for further development in Spiros. The SDCII Warrants will be exercisable from January 1, 2000 through December 31, 2002 at an exercise price of $54.84 per share of Dura common stock. In consideration of the SDCII Warrants and the contribution of $75 million to Spiros Corp. II, Dura has an irrevocable option (the "Purchase Option") through December 31, 2002, to purchase all, but not less than all, of the then outstanding shares of Spiros Corp. II callable common stock at predetermined prices. However, Dura is not obligated to purchase such shares of Spiros Corp. II. Such purchase price may be paid, at Dura's option, in cash, shares of Dura's common stock, or a combination thereof. In addition, Dura received an option through specified dates, to acquire Spiros Corp. II's exclusive rights for the use of Spiros with albuterol (the "Albuterol Option") and with a second product other than albuterol (the "Product Option") for cash.

In connection with the Offering, the Company also entered into the Technology License Agreement, Albuterol and Product Option Agreement, Development Agreement, Manufacturing and Marketing Agreement, and Services Agreement as further discussed below under "Relationship with Dura."

Spiros Corp. II is not expected to have its own research, development, clinical, licensing, administration, manufacturing or marketing employees or facilities and thus will be entirely dependent on Dura in these areas.

ASTHMA AND COPD MARKET

Asthma is a complex physiological disorder characterized by airway hyperactivity to a variety of stimuli such as dust, pollen, stress or physical exercise, resulting in airway obstruction that is partially or temporarily reversible. The number of people with asthma has grown steadily in recent years and is now believed to be over 200 million worldwide. COPD is a complex condition comprising a combination of chronic bronchitis, emphysema and airway obstruction. The U.S. combined market for therapeutic drugs to treat asthma and COPD was approximately $2.9 billion in 1997. The primary categories of therapeutic drugs used in the treatment of asthma and COPD include bronchodilators and anti-inflammatories. Bronchodilators dilate the airways and include beta agonists (such as albuterol and bitolterol), xanthines (such as theophylline) and anticholinergics (such as ipratropium). Anti-inflammatories reduce inflammation and include steroids (such as beclomethasone, budesonide, flunisolide and triamcinolone).

PULMONARY DRUG DELIVERY SYSTEMS

Inhaled therapeutic drugs have been shown to be effective in treating or preventing the symptoms of asthma, COPD and other respiratory diseases. When treating respiratory diseases, inhalation delivery puts the drug directly into the lung for topical treatment. If administered in capsule, tablet or liquid form, rather than through inhalation, the patient must take sufficient drug to achieve a systemic therapeutic blood level to benefit the lungs. In many instances, this may cause serious side effects by impacting other organs. Because inhaled therapy delivers the drug directly into the lung, it provides comparable efficacy with less risk of systemic side effects at greatly reduced dosages. Inhalation delivery also yields a fast onset of action, hastening the time for patient relief.

TRADITIONAL INHALATION DELIVERY DEVICES

Traditional delivery systems used for administering inhaled drugs include the following:

JET NEBULIZERS. Jet nebulizers aerosolize a liquid solution of medicine, either ultrasonically or with compressed air, creating a fine mist that patients inhale slowly over several minutes. Jet nebulizers are larger than other inhalation delivery systems and, because of their size, are primarily used to deliver aerosol to hospitalized patients, patients with acute asthma exacerbation in a clinic or emergency room environment, and patients unable to coordinate the use of other inhalation delivery technology.

METERED DOSE INHALERS. Metered dose inhalers ("MDIs") are the most popular inhalation delivery system due to their relative convenience and portability. MDIs consist of a suspension or solution of drug filled into a canister which is sealed with a metering valve and pressurized using a propellant, most commonly a chlorofluorocarbon ("CFC"). Because MDIs contain an internal energy source, the CFCs, the operation is relatively flow rate independent, and the dose exiting the MDI is relatively consistent. However, it is estimated that only 10 to 20 percent of the dose from an MDI actually deposits in the lung. The variation in lung deposition is in large part reflected by the inability of most patients to coordinate actuation of the system with inhalation.

DRY POWDER INHALERS. Dry powder inhalers ("DPIs") represent a significant advancement in the development of inhalation delivery systems. Dry powder inhalers are relatively convenient and portable, and are CFC-free. DPIs are breath actuated, so they eliminate the need for hand-lung coordination associated with MDIs. Although DPIs overcome the need for coordination of actuation and inspiration, currently marketed DPIs require high inspiratory flow rates and the ultimate dose delivered to the patient is dependent on inspiratory flow rate. This high inspiratory flow rate is difficult to achieve for pediatrics, the elderly and patients in acute respiratory distress.

SPIROS

Spiros is a proprietary pulmonary drug delivery system that is designed to aerosolize pharmaceuticals in dry powder formulations for delivery to the lungs while providing certain advantages over traditional pulmonary delivery systems. The Company believes new inhalation systems will gradually replace MDIs as the leading pulmonary delivery systems, due primarily to the phasing out of CFCs and coordination problems associated with many MDIs. Many companies are studying alternative propellants, such as hydrofluorocarbons ("HFAs"), for use in MDIs, and the first albuterol MDI using an HFA propellant has obtained the United States Food and Drug Administration ("FDA") approval and is being marketed by Schering-Plough. However, the Company believes that any product utilizing alternative propellants will still suffer from many of the limitations of currently marketed MDIs, including the need for patients to coordinate breathing with actuation of the drug delivery system. There are two types of DPIs currently in commercial use worldwide, individual dose and multiple dose. Individual dose DPIs currently marketed in the U.S. include the Rotohaler-TM- (developed and marketed by Glaxo Wellcome, Inc. ("Glaxo")) and the Spinhaler-Registered Trademark- (developed and marketed by Fisons Limited). The Turbuhaler-Registered Trademark- (developed and marketed by
Astra Pharmaceuticals ("Astra")), a multiple dose DPI, is the leading DPI in worldwide sales. In June 1997, the FDA approved the first Turbuhaler product, the Pulmicort Turbuhaler, for marketing in the U.S., which Astra launched in early 1998. Recently the FDA also approved two multiple dose DPIs developed by Glaxo.

POTENTIAL ADVANTAGES OF SPIROS. The Company believes Spiros may have certain advantages over other currently used methods of pulmonary drug delivery including:

        INSPIRATORY FLOW RATE INDEPENDENCE. Spiros is designed to deliver a relatively consistent drug dose to the lungs over a wide range of inspiratory flow rates, which can vary depending on a patient's health, effort or physical abilities. Tests of Spiros on human subjects have shown a relatively consistent and significant level of drug deposition throughout the clinically relevant inspiratory range. Existing DPIs can vary significantly in their level of drug deposition depending on the patient's inspiratory flow rate and can deliver significantly less drug at the lower flow rates typically associated with asthma attacks.

        MINIMUM NEED FOR PATIENT COORDINATION. Spiros is breath-actuated and does not require the user to coordinate inhalation and actuation of the drug delivery system. MDIs generally require users to coordinate their breathing with actuation of the MDI. Studies indicate that a significant percentage of patients, particularly young children and the elderly, do not use MDIs correctly. Spiros is designed to solve these coordination problems by delivering the drug to patient's lungs as they inhale.

        REDUCED SIDE EFFECTS. Spiros is designed to efficiently deliver drugs to the lungs, thereby reducing drug deposition to the mouth and throat which could reduce the possibility of unwanted side effects of certain pharmaceutical agents, such as coughing and local irritation. With MDIs, a significant portion of the dose is delivered to the mouth and throat and is swallowed.

        PATIENT CONVENIENCE. Spiros is designed to be convenient for patients, with features such as breath actuation (Spiros is triggered by inhalation), portability (light weight and small size), quick delivery time, simple operation, dose delivery feedback and multi-dose capability. Spiros also allows the patient to see the actual number of doses remaining in a cassette or blister pack and an LED light provides a warning of the need to replace Spiros prior to the end of its useful life.

        FREE OF CHLOROFLUOROCARBON PROPELLANTS. CFC propellants have ozone destructive characteristics and are subject to worldwide regulations aimed at eliminating their usage within the decade. Spiros does not use CFCs while most MDIs, currently the most popular form of aerosol drug delivery, use CFCs. Virtually all of the world's industrial nations, under the auspices of the United Nations Environmental Program, have pledged to cease use of CFCs by the year 2000. Continued use of CFCs in medical products has been permitted under annual exemptions. As a result of the planned phase out of CFCs, the Company believes that DPIs will become a leading method for pulmonary drug delivery.

CORE SPIROS TECHNOLOGY

The core technology contained in Spiros which gives rise to the flow rate independent delivery is an aerosol generator that uses electromechanical energy to disperse dry powder to form an aerosol for inhalation. The main components of the aerosol generator include the impeller, the motor, the breath actuated switch, and the dosing chamber. When the switch is activated, the electric circuit is completed and the impeller rotates. The action of the impeller on the dry powder formulation supplies the energy to disperse the drug and provide a zero-velocity cloud of aerosolized drug for inhalation. The cloud of aerosolized drug is suspended in the dosing chamber and is delivered to the lungs only as the patient inhales.

Two separate Spiros systems are currently under development, both utilizing the same core technology with distinct powder storage systems ("PSS"). Because of the physical and chemical requirements of the specific drugs deliverable by Spiros, as well as the varying needs of the patients and marketplace, the Company believes that its cassette and blisterdisk systems will provide flexibility for delivery of many different types of drugs.

CASSETTE SYSTEM. The cassette system was the first Spiros system developed. The PSS in this system is a 30-dose plastic cassette packed in a foil pouch. In order to take a dose using the cassette system, the patient first opens the lid of the Spiros generator to load the cassette. When the lid is closed the cassette rotates to deliver a dose of drug into the dosing chamber. The dosing chamber contains the impeller. When the patient inhales through the mouthpiece, the impeller is automatically activated. The action of the impeller on the powder in the chamber generates the aerosol which the patient inhales. The patient then closes the lid. When the 30-dose cassette is empty, the patient opens the lid and presses an ejection button on the bottom of the system to remove an empty cassette and load a new cassette.

The Spiros cassette system has been produced in clinical trial quantities and is being used in ongoing clinical trials of albuterol and beclomethasone. Dura is currently working with outside vendors on Spiros Corp. II's behalf to complete the necessary tooling for commercial scale production.

BLISTERDISK SYSTEM. Once a cassette is removed from the foil package it is no longer protected from fluctuations in the relative humidity. Although some drugs and powder formulations are sufficiently stable using the cassette system, many other dry powders are sensitive to relative humidity. In those cases, exposure to moisture causes agglomeration of the powder which can no longer be readily aerosolized to the required aerodynamic diameter. The blisterdisk system is being developed for drugs that require a barrier against moisture or light. This system utilizes powder-filled sealed foil blisters which prevent moisture build-up into the powder. The blisterdisk system has been designed to contain 16 doses per blisterdisk and is believed to be sufficiently flexible to accommodate a wide variety of drugs. In order to take a dose using the blisterdisk system, the patient will open the mouthpiece cover, push a button to open the blister and inhale through the mouthpiece to actuate the impeller and aerosolize the dose. As the patient closes the mouthpiece cover, the next blister is advanced to the dosing position.

The Spiros blisterdisk system design has evolved to the prototype stage and units that are suitable for laboratory testing have been produced. Further refinements in the design of this system aimed at producing units suitable for clinical trials are in progress.

SPIROS PRODUCTS IN DEVELOPMENT

Spiros Corp. II has selected five compounds to develop for delivery through
Spiros: a beta-agonist (albuterol), two steroids (beclomethasone and budesonide), an anticholinergic (ipratropium) and a combination of a beta-agonist and an anticholinergic (albuterol-ipratropium). There can be no assurance that the pharmaceutical products currently in development by Spiros Corp. II or that any products that may be developed in the future will be approved by the FDA. In addition, there can be no assurance that FDA review or other actions will not involve delays that could adversely affect the time to market and the sale of the products.

ALBUTEROL. Albuterol, a beta-agonist, provides rapid symptomatic relief of reversible bronchospasm. When administered by inhalation, it produces significant bronchodilation promptly and its effects are demonstrable for a number of hours. Albuterol is the most widely accepted asthma medication in the world. The leading branded MDI products are Proventil, sold by Schering-Plough, and Ventolin, sold by Glaxo. In 1997, U.S. sales of albuterol were approximately $700 million as measured by average wholesale prices.

In 1994, an Investigational New Drug ("IND") application was filed with the FDA to begin clinical testing of an albuterol dry powder formulation with the Spiros cassette system. In April 1996, dosing of subjects in a clinical trial focusing on dose selection using a formulation of powdered albuterol with Spiros was completed. In March 1997, patient dosing was completed in long-term and short-term pivotal clinical trials. In November 1997, Dura submitted an New Drug Application ("NDA") with the FDA for albuterol in the Spiros cassette system. In January, 1998 the FDA informed Dura that the application was accepted for filing. The NDA includes the results of clinical trials that were designed to demonstrate comparability of the Spiros delivery system to a leading branded albuterol MDI product. Three pivotal studies, in addition to a number of dose finding and performance verification studies, were conducted for the submission.

An open label study of albuterol in the Spiros cassette system is currently in progress. Interim results of this study were provided to the FDA in the NDA and results of the full study must be submitted to and reviewed by the FDA prior to product approval. Dura, on behalf of Spiros Corp. II, is planning market launch of albuterol in the Spiros cassette system in late 1998 or early 1999, pending FDA approval. There can be no assurance of receipt of FDA approval in a timely manner, if at all.

BECLOMETHASONE. Beclomethasone is a steroid used to treat the inflammatory component of asthma and certain symptoms of COPD. Systemic side effects resulting from the inhalation of beclomethasone are less than those that occur with steroids taken in capsule, tablet or liquid form. Beclomethasone was first launched in MDI form as Vanceril by Schering-Plough and later as Beclovent by Glaxo. In 1997, U.S. sales of beclomethasone were approximately $180 million as measured by average wholesale prices. In the first quarter of 1997, Dura completed dose ranging studies of a one dosage strength of beclomethasone in the Spiros cassette system under an IND, and Dura commenced a Phase III pivotal 12-week clinical trial to demonstrate safety and efficacy in the fourth quarter of 1997. Enrollment of patients is currently scheduled to be completed by the second quarter of 1998. Dura plans to submit, on behalf of Spiros Corp. II, an NDA for beclomethasone in early 1999.

IPRATROPIUM. Ipratropium is an anticholinergic bronchodilator. Ipratropium is most commonly prescribed for the long term management of COPD (including chronic bronchitis and emphysema) and for the treatment of asthmatic patients who are poorly controlled by, or who experience troublesome side effects from, beta-agonists such as albuterol. Ipratropium acts at a site that is different from the site where beta-agonists act and thus affords an alternative approach to the treatment of airway obstruction. Ipratropium in MDI form is marketed as Atrovent by Boehringer Ingelheim. In 1997, U.S. sales of ipratropium were approximately $230 million as measured by average wholesale prices. Dura has conducted initial preclinical formulation studies using ipratropium in order to demonstrate that delivery via Spiros is feasible. The Company currently anticipates that ipratropium will be the first compound formulated for delivery through the Spiros blisterdisk system. Dura, on behalf of Spiros Corp. II, has been in product development for a formulation of ipratropium for delivery through Spiros and is preparing an IND under which initial dose ranging clinical trials will be conducted. Such trials are scheduled to begin in the second half of 1998.

ALBUTEROL-IPRATROPIUM COMBINATION. Albuterol and ipratropium are frequently prescribed in combination for patients with COPD or asthma. Boehringer Ingelheim has marketed an albuterol-ipratropium combination product, Combivent, outside of the U.S. for a number of years. Combivent was approved for marketing in the U.S. in early 1997 and has recently been launched in MDI form.

Based on the substantial work performed with albuterol and the feasibility study conducted with ipratropium, Spiros Corp. II believes that developing an albuterol-ipratropium formulation for delivery using Spiros will be feasible and intends to commence the development of this formulation in 1998.

BUDESONIDE. Budesonide is a new generation steroid used to treat the inflammatory component of asthma. Budesonide has been marketed in several dosage forms outside of the U.S., but to date, has only been available in the U.S. in nasal spray form. However, in June 1997, the FDA approved for marketing in the U.S. a dry powder formulation of budesonide for delivery through Astra's Pulmicort Turbuhaler, which Astra launched in early 1998. In 1997, worldwide sales of budesonide were estimated to be greater than $600 million as measured by average wholesale prices. Dura, on behalf of Spiros Corp. II, has begun formulation of budesonide for delivery through Spiros.

OTHER PRODUCT DEVELOPMENT EFFORTS

The Board of Directors of Spiros Corp. II has the right, with the consent of Dura, to select additional designated compounds for the treatment of respiratory diseases, including asthma, allergy, cystic fibrosis or respiratory infection for delivery using Spiros.

In the event that Spiros Corp. II obtains the rights to any designated compounds, Spiros Corp. II will conduct technical evaluations of the applicable compounds as candidates for delivery through Spiros. Technical evaluations will generally include patent evaluation, establishment of analytical methods, micronization of drug substance, preliminary formulation development, preliminary aerosol characterization, preliminary stability evaluation and animal bioavailability, efficacy and toxicology evaluation. Technical evaluations may also include initial safety and efficacy studies in humans.

In the event that additional funds become available to Spiros Corp. II, whether through the exercise of the Albuterol Option or the Product Option, such funds will become part of the Available Funds, and a portion of such funds may be used for additional development of a next generation inhaler system and certain other enhancements to the existing Spiros technology and to fund the acquisition of capital equipment to be used to manufacture the Spiros Products.

RELATIONSHIP WITH DURA

The following is a summary of certain provisions of the Stock Purchase Option, the Technology Agreement, the Albuterol and Product Option Agreement, the Development Agreement, the Manufacturing and Marketing Agreement and the Services Agreement. The summary is qualified in its entirety by reference to the full text of such agreements, copies of which may be obtained upon request to the Company.

STOCK PURCHASE OPTION

Dura, as the holder of all of the issued and outstanding Special Shares will have the right, as set forth in Spiros Corp. II's Amended and Restated Certificate of Incorporation, to purchase all, but not less than all, of the Spiros Corp. II Common Stock outstanding at the time such right is exercised. The Purchase Option will be exercisable upon the exercise notice given at any time beginning on the closing date of the Offering and ending on the earlier of (i) December 31, 2002 or (ii) the 90th day after the date Spiros Corp. II provides Dura (as such holder) with certain notice, although following the receipt of such notice Dura may, at its election, extend such period by providing additional funding for the continued development of Spiros Products (but in no event beyond December 31, 2002). If the Purchase Option is exercised, the Purchase Option Exercise Price, calculated on a per share basis, will be as follows:


If the Spiros Corp. II Common Stock is
Acquired Pursuant to the Purchase Option                         Exercise Price
-----------------------------------------------------------     ----------------

Before January 1, 2000                                                $   24.01

On or after January 1, 2000 and on or before March 31, 2000               25.26
On or after April 1, 2000 and on or before June 30, 2000                  26.57
On or after July 1, 2000 and on or before September 30, 2000              27.96
On or after October 1, 2000 and on or before December 31, 2000            29.41

On or after January 1, 2001 and on or before March 31, 2001               31.10
On or after April 1, 2001 and on or before June 30, 2001                  32.88
On or after July 1, 2001 and on or before September 30, 2001              34.77
On or after October 1, 2001 and on or before December 31, 2001            36.76



On or after January 1, 2002 and on or before March 31, 2002               38.87
On or after April 1, 2002 and on or before June 30, 2002                  41.10
On or after July 1, 2002 and on or before September 30, 2002              43.46
On or after October 1, 2002 and on or before December 31, 2002            45.95


The Purchase Option Exercise Price was determined by Dura and Spiros Corp. II, giving consideration to the compound annual rate of return, as required by potential investors, to be achieved upon any exercise of the Purchase Option, the implied returns to investors purchasing securities with a similar structure historically and the comparability of the Offering to those prior offerings, the value of the Warrants, the nature of Spiros Products, the agreements between Dura and Spiros Corp. II, and such other factors as Dura and Spiros Corp. II deemed appropriate and advice given by the underwriters of the Offering.

The Purchase Option Exercise Price may be paid in cash or shares of Dura Common Stock, or any combination of the foregoing, at Dura's sole discretion. Any such shares of Dura Common Stock will be valued based upon the average of the closing price for Dura Common Stock on the Nasdaq National Market for 10 trading days immediately preceding the date of the exercise notice. In the event the Purchase Option were transferred, the payment by the subsequent holder of the majority of the Special Shares could be made in cash or, if such holder or its parent is a company whose common equity securities are listed on a national securities exchange or admitted to unlisted trading privileges or listed on the Nasdaq National Market, in the sole discretion of such holder, in shares of such listed common equity security.

Dura owns all of the issued and outstanding Special Shares, which grants Dura the Purchase Option and confers certain voting and other rights, including the right to elect two directors of Spiros Corp. II. Under its Amended and Restated Certificate of Incorporation, Spiros Corp. II will be prohibited, until the expiration of the Purchase Option, from taking or permitting certain actions inconsistent with Dura's rights under the Purchase Option. For example, until the expiration of the Purchase Option, Spiros Corp. II will not be able to, among other things, without the consent of Dura, pay any dividends, issue additional shares of capital stock, have outstanding borrowings in excess of an aggregate of $1 million, or merge, liquidate or sell all or substantially all of its assets or alter the Purchase Option. At present, Dura has indicated it has no intention of transferring such Special Shares.

TECHNOLOGY LICENSE AGREEMENT

Dura and Spiros Corp. II entered into a Technology License Agreement (the "Technology Agreement"), under which Dura granted Spiros Corp. II an exclusive, worldwide, perpetual, royalty-bearing license to use the core Spiros technology in research, development and commercialization (except with respect to beclomethasone in Asia) of the Spiros Products, including rights to patents, patent applications and other intellectual property rights.

In consideration for these license rights granted to Spiros Corp. II by Dura, Spiros Corp. II will pay Dura a technology access fee equal to the greater of
(a) 5% of the Net Sales of each Spiros Product or (b) $2 million for all Spiros Products in any calendar year beginning in 1998. Spiros Corp. II's obligation will terminate, on a country-by-country basis, (a) within 10 years from the first sale of such Spiros Product in those countries where no patents covering such product are issued and (b) in those countries where patents covering the Spiros Products are issued, upon the expiration of the last-to-expire patent covering such Spiros Product in such country.

In addition, Spiros Corp. II granted Dura (a) a worldwide, exclusive, royalty-free license to use the core technology and the program technology to develop the Spiros Products pursuant to the terms of the Development Agreement, (b) a worldwide, exclusive, royalty-bearing license to use the program technology to sell Spiros Products worldwide pursuant to the terms of the Manufacturing and Marketing Agreement, (c) upon Dura's exercise of the Albuterol Option, a worldwide, exclusive, royalty-free, irrevocable, perpetual license to the program technology to develop, manufacture and commercialize the Albuterol Product, (d) upon Dura's exercise of the Product Option, a worldwide, exclusive, royalty-free, irrevocable, perpetual license to the program technology to develop, manufacture and commercialize sell the Spiros Product for which the Product Option is exercised, and (e) a worldwide, exclusive, royalty-free, irrevocable, perpetual license to the program technology, including technology relating to enhancements to the existing Spiros technology or any next generation inhaler system, to develop, manufacture and commercialize products other than the Spiros Products, including products that compete with the Spiros Products.

Under the Technology Agreement, Dura must use commercially reasonable efforts to secure the rights of third parties in technology that is necessary or useful to the development of the Spiros Products. Spiros Corp. II has no obligation to accept any grant of such rights or to assume any obligation without its prior written consent. If Spiros Corp. II desires to obtain any such rights, Dura and Spiros Corp. II agree to negotiate in good faith regarding the allocation of any royalty, license fee or other payments payable to the third party and the assumption of any obligations applicable to such license.

Until the expiration of the Purchase Option, Dura will direct and cause, at Spiros Corp. II's expense, appropriate patent applications to be prepared, prosecuted and maintained with respect to patents licensed to Spiros Corp. II and with respect to any technology developed or acquired on behalf of Spiros Corp. II by Dura. Upon the termination of the unexercised Purchase Option, all patents and patent applications developed or acquired on behalf of Spiros Corp. II will be assigned to Spiros Corp. II.

Pursuant to the terms of the Technology Agreement, if Spiros Corp. II or Dura receives notice of alleged infringement of any patent, it must notify the other party of such infringement and all recoveries in any action to enforce patent rights shall be retained by the parties in proportion to the respective portion of expenses borne by the parties in enforcing such action.

Spiros Corp. II agreed to indemnify Dura against certain third party claims, including patent infringement claims, relating to the Spiros Corp. II's use of the program technology or breach of the Technology Agreement, Development Agreement or Manufacturing and Marketing Agreement. Dura agreed to indemnify Spiros Corp. II against certain third party claims, including patent infringement claims, relating to Dura's use of the program technology, performance of development or breach of the Technology Agreement, Development Agreement or Manufacturing and Marketing Agreement.

Prior to the expiration of the Purchase Option, Spiros Corp. II cannot without Dura's prior written consent (a) license, sublicense, encumber or otherwise transfer any rights in the program technology; (b) make, use or sell any of the program technology; or (c) authorize, cause or assist in any way any other person to do any of the foregoing. Following the expiration or termination of the Purchase Option, the foregoing limitations will cease to be applicable and Spiros Corp. II will have the right to license, sublicense, encumber or otherwise transfer the program technology for use with any Spiros Products that have not been acquired by Dura through the exercise of either the Albuterol Option or the Product Option. Dura may assign its rights and delegate its obligations under the Technology Agreement only to an affiliate of Dura, certain successors of Dura or certain persons that acquired substantially all of the assets of Dura.

The Technology Agreement will remain in full force and effect indefinitely, unless terminated by (a) mutual agreement of the parties or (b) Dura's exercise of the Purchase Option.

Either Dura or Spiros Corp. II may terminate the Technology Agreement prior to its expiration if the other party (a) breaches any material obligation under the Technology Agreement or the Development Agreement, which breach continues for a period of 60 days after written notice thereof, (b) enters into any voluntary proceeding in bankruptcy, reorganization or an arrangement for the benefit of its creditors, or its Board of Directors or stockholders authorize such action or (c) fails to dismiss any such proceeding within 60 days after the same is involuntarily commenced. If Spiros Corp. II terminates the Technology Agreement, Spiros Corp. II's license to use the program technology will continue (except with respect to any Spiros Products that have been previously acquired by Dura through exercise of the Albuterol Option or the Product Option), and Spiros Corp. II will be free to enter into arrangements with third parties to research, develop and commercialize the Spiros Products. If Dura terminates the Technology Agreement, (a) Spiros Corp. II's license to use the core Spiros technology under the Technology Agreement will terminate, (b) all of Spiros Corp. II's rights to the program technology will revert to Dura, and (c) all rights to develop, use and sell the Spiros Products will revert to Dura. Dura and Spiros Corp. II will use reasonable efforts for a period of 120 days after the Technology Agreement is terminated by Dura to reach agreement on royalties and other compensation to be paid by Dura to Spiros Corp. II solely with respect to the Spiros Products and the program technology and, in the absence of such agreement, the matter will be submitted to binding arbitration. There can be no assurance that, upon termination of the Technology Agreement by Spiros Corp. II, it will be able to make alternative arrangements for the research, development and commercialization of some or all of the Spiros Products.

ALBUTEROL AND PRODUCT OPTION AGREEMENT

Dura and Spiros Corp. II entered into the Albuterol and Product Option Agreement pursuant to which Dura will obtain (a) the assets related to the Albuterol Spiros Product (the "Albuterol Program Assets") and (b) the assets related to the Product Option Spiros Product (the "Spiros Product Program Assets").

The Albuterol Program Assets include (a) the Albuterol Product, (b) albuterol as formulated for use in the Albuterol Product, (c) a perpetual, sublicensable, non-exclusive, royalty-free license to the technology owned by Dura or developed or acquired by Dura during the term of the Development Agreement applicable to the Albuterol Product for use solely with the Albuterol Product, and (d) all applications and documents filed with the FDA or a foreign regulatory authority to obtain regulatory approval to commence commercial sale or use of the Albuterol Product. The Albuterol Option is exercisable commencing on the date of the closing of the Offerings and ending on the earlier of (i) 360 days after receipt of FDA approval to market the Albuterol Product or (ii) the date Dura ceases to manufacture or market the Albuterol Product in accordance with the terms of the Manufacturing and Marketing Agreement.

Upon exercise of the Albuterol Option, Dura will make a single payment to Spiros Corp. II in cash equal to (a) the aggregate Purchase Option Exercise Price, assuming acquisition of all shares of Spiros Corp. II Common Stock issued pursuant to the Offerings four years following closing of the Offerings, multiplied by (b) a fraction, the numerator of which will equal the development and commercialization costs and expenses incurred by Spiros Corp. II in connection with the development and commercialization of the Albuterol Product and the denominator of which will equal the Available Funds (excluding the Proceeds, if any, from the exercise of the Albuterol Option or the Product Option).

The Spiros Product Program Assets include (a) the Option Product, (b) the compound to be delivered by the Option Product, as formulated for use specifically in the Option Product, (c) a perpetual, sublicensable, non-exclusive, royalty-free license to the technology owned by Dura or developed or acquired by Dura during the term of the Development Agreement applicable to the Option Product for use solely with the Option Product, and
(d) all applications and documents filed with the FDA or a foreign regulatory authority to obtain regulatory approval to commence commercial sale or use of the Option Product. The Product Option is exercisable with respect to each Spiros Product commencing on the date of the closing of the Offerings and ending 90 days after receipt of FDA approval to market such Spiros Product; provided, however, that the Product Option may only be exercised with respect to a single Spiros Product.

Upon exercise of the Product Option, Dura will make a single payment to Spiros Corp. II in cash equal to 110% of (a) the aggregate Purchase Option Exercise Price, assuming acquisition of all shares of Spiros Corp. II Common Stock issued pursuant to the Offering four years following the closing of the Offering in December 2001, multiplied by (b) a fraction, the numerator of which will equal the development and commercialization costs and expenses incurred by Spiros Corp. II in connection with the development of the Option Product and the denominator of which will equal the Available Funds (excluding the proceeds, if any, from the exercise of the Albuterol Option or the Product Option).

Any payments received by Spiros Corp. II with respect to the exercise of the Albuterol Option and the Product Option will become part of the Available Funds.

The Albuterol and Product Option Agreement will automatically terminate in the event that Spiros Corp. II terminates the Technology Agreement, the Development Agreement or the Manufacturing and Marketing

Agreement, consistent with the terms of those agreements. Additionally, the Albuterol and Product Option Agreement will terminate on the date the Purchase Option terminates, whether by exercise or otherwise.

DEVELOPMENT AGREEMENT

Dura and Spiros Corp. II entered into the Development Agreement under which Dura agreed to use commercially reasonable efforts to develop the program technology for the purpose of the development of the Spiros Products and to make certain other expenditures. Dura will furnish all labor, supervision, services, supplies, and materials necessary to perform the development.

Dura also agreed to use commercially reasonable efforts to obtain the rights to, and to sublicense to Spiros Corp. II, any patent or technology license held by a third party that Dura reasonably determines to be necessary or useful to enable Dura to conduct the development. Dura will act as Spiros Corp. II's exclusive agent for the filing and prosecuting of all regulatory applications and permits required to obtain FDA approval in Dura's name and any other necessary regulatory approvals for the Spiros Products. In the event that the Purchase Option expires unexercised, Dura will use its reasonable efforts to cause all applications and documents filed with the FDA or a foreign regulatory authority to obtain regulatory approvals for the Spiros Products, with respect to which Dura has not acquired exclusive rights, to be assigned to Spiros Corp. II.

Dura will conduct the development in accordance with an annual workplan and budget. At the closing of the Offering, Dura provided Spiros Corp. II with a workplan and budget covering December 1997 through December 31, 1998. Thereafter, Dura and Spiros Corp. II will prepare annual workplans and budgets. The annual workplans and budgets are subject to approval and acceptance by Spiros Corp. II's Board of Directors. Dura must report any significant deviations from an annual workplan and budget in a timely manner. Further, reimbursement for expenditures from Spiros Corp. II may not exceed in any calendar year 120% of the amount allocated in the applicable annual workplan and budget, unless otherwise approved by Spiros Corp. II.

During the term of the Development Agreement, each of Dura and Spiros Corp. II will provide the other with quarterly reports with respect to all payments due and all credits taken for such quarter, including, in the case of Dura, a statement of the Development Costs (defined below) incurred during such quarter and a summary of work performed for Spiros Corp. II. Additionally, each of Spiros Corp. II and Dura is required to maintain and make available for inspection by an independent public accountant selected by the requesting party, once in each calendar year and upon reasonable notice and during regular business hours, such records of the other party as may be necessary to verify the accuracy of reports and payments made in respect of the Development Agreement.

Payments to Dura under the Development Agreement for Dura's work in performing the development will be made for the full amount of all of Dura's research and development expenses, general and administrative expenses, capital equipment costs and all other costs and expenses (the "Development Costs") incurred by Dura in performing the activities described above, up to the maximum amount of the funds available to Spiros Corp. II, which include substantially all of the Available Funds. Development Costs will include development expenses (including salaries, benefits, supplies, and facilities and overhead allocations) that are billed at a rate of fully burdened cost plus 25%; provided, however, that services provided by third parties will be billed at a rate of cost plus 20%. This pricing structure is considered by Dura to be consistent with contractual relationships it has had with other third parties. Development Costs also include costs for development conducted by Dura from October 10, 1997 through the date of the closing of the Offering.

If Spiros Corp. II or Dura determines that the development of a particular Spiros Product should be discontinued because continued development is not feasible or is uneconomic, or that the development should be expanded to include one or more Designated Compounds, then Spiros Corp. II and Dura will use reasonable efforts to agree on the nature of the development and the identity of any other compound on which unexpended Available Funds will be spent.

Under the Development Agreement, the manufacture and sale of Spiros Products for the sole purpose of conducting clinical trials necessary to obtain FDA approval or any other required regulatory approval will be charged to Spiros

Corp. II as Development Costs. Dura will remit to Spiros Corp. II any revenue received by it from the sale of such Spiros Products prior to receipt of FDA approval to market.

Either Dura or Spiros Corp. II may terminate the Development Agreement prior to its expiration if the other party (a) breaches any material obligation under the Technology Agreement or the Development Agreement, which breach continues for a period of 60 days after written notice thereof, (b) enters into any voluntary proceeding in bankruptcy, reorganization or an arrangement for the benefit of its creditors, or its Board of Directors or stockholders authorize such action or (c) fails to dismiss any such proceeding within 60 days after the same is involuntarily commenced.

Dura's obligation to perform development work under the Development Agreement will terminate at such time as Spiros Corp. II has cash or cash equivalents of less than $5 million, which is projected by Spiros Corp. II to occur on or about February 28, 2001. Upon receipt of notice from Spiros Corp. II, Dura may elect to provide additional funding for the development of the Spiros Products.

Dura may assign its rights and delegate its obligations under the Development Agreement only to an affiliate of Dura, certain successors of Dura or certain persons that acquired substantially all of the assets of Dura. Spiros Corp. II may not assign its rights or delegate its obligations under the Development Agreement.

MANUFACTURING AND MARKETING AGREEMENT

Dura and Spiros Corp. II entered into the Manufacturing and Marketing Agreement under which Spiros Corp. II granted to Dura an exclusive, worldwide license to manufacture and market the Spiros Products. Dura will pay Spiros Corp. II on a quarterly basis a royalty of 7% of the Net Sales of each Spiros Product beginning upon receipt of FDA approval to market such product; provided, however, that prior to the expiration of the Albuterol Option, no royalty payment will be made with respect to Net Sales of the Albuterol Product.

Under the Manufacturing and Marketing Agreement, Dura will agree to use diligent efforts to commence sales of each Spiros Product promptly upon receiving FDA approval for such product. Dura will be responsible for maintaining competent, qualified sales personnel, and will agree not to make any representations inconsistent with the approved labeling of each Spiros Product.

"Net Sales" for purposes of the Manufacturing and Marketing Agreement and the Technology Agreement will be defined as the gross amount invoiced for sales of the Spiros Products by Dura or its sublicensees, if any, to third parties less (i) discounts actually allowed, (ii) credits for claims, allowances, retroactive price reductions or returned Spiros Products, (iii) prepaid freight charges incurred in transporting Spiros Products to customers, (iv) sales taxes and other governmental charges actually paid in connection with the sales (but excluding what is commonly known as income taxes) and (v) any royalty obligations under a certain royalty agreement under which Dura is obligated to pay royalties to the inventor of certain aspects of the Spiros technology. Net Sales will not include sales between or among Dura, its affiliates and its sublicensees unless such sales are for end use rather than for purposes of resale.

The Manufacturing and Marketing Agreement will terminate (a) upon the exercise or termination of the Purchase Option or (b) by mutual agreement of the parties at any time. In the event Dura exercises the Albuterol Option or the Product Option, the Manufacturing and Marketing Agreement will terminate with respect to the Albuterol Product or the Option Product, as the case may be, but will otherwise continue in full force and effect.

SERVICES AGREEMENT

Spiros Corp. II entered into the Services Agreement with Dura under which Dura will provide certain management and administrative services to Spiros Corp. II at the rate of $100,000 per calendar quarter for services to be performed internally by Dura and for services performed by third parties for Dura on Spiros Corp. II's behalf. In addition, Spiros Corp. II will reimburse Dura for all costs and expenses incurred by Dura in connection with the Offering. The Services Agreement terminates on the earlier of (i) the exercise of the Purchase Option or (ii) 12 months after expiration of the Purchase Option.

SPECIAL COMMON STOCK

There are currently issued 1,000 shares of Spiros Corp. II special common stock (the "Special Shares"), all of which are held by Dura. The Special Shares do not confer on the holders thereof the right to vote at any meeting of Spiros Corp. II stockholders except as required by law or referred to in the next paragraph and except that holders of a majority of Special Shares are entitled to elect two directors. Nor do these shares have the right to any profits of Spiros Corp. II. In the event of the winding up of Spiros Corp. II, the Spiros Corp. II Common Stock shall have a priority over the Special Shares with respect to return of capital, and the Special Shares shall not otherwise be entitled to participate in any way in the profits or assets of Spiros Corp. II. Spiros Corp. II does not presently intend to issue any additional Special Shares.

Until the expiration of the Purchase Option, no resolution or act of the Company to authorize or permit any of the following will be effective without the prior written approval of the holders of a majority of the outstanding Special Shares: (i) the allotment or issue of shares or other securities of the Company or the creation of any right to such an allotment or issue; (ii) the reduction of the Company's authorized capital stock; (iii) the alteration of or any change to the rights, powers, preferences and restrictions of the Special Shares; (iv) outstanding borrowings of an aggregate of more than $1 million at any one time; (v) the sale or other disposition of or the creation of any lien or liens on the whole or a material part of the Company's business or assets; (vi) the declaration or payment of dividends or the making of any other distributions to the Company's shareholders; (vii) the merger, consolidation or reorganization of the Company with or into any other corporation; (viii) the sale, liquidation or other disposition of all or substantially all of the assets of the Company; (ix) the alteration or amendment of Articles IV or VII of the Company's Amended and Restated Certificate of Incorporation; and (x) the adoption, amendment or repeal of the Bylaws of the Company.

Thus Dura, as the holder of a majority of the outstanding Special Shares, could preclude the holders of a majority of the shares of Spiros Corp. II Common Stock and the Board of Directors of Spiros Corp. II from taking any of the foregoing actions during such period. Dura, as holder of all of the outstanding Special Shares, may transfer or sell all, but not less than all, of such shares. As a result, an unrelated third party may acquire rights associated with the Special Shares, including the rights discussed in this section. In addition, there can be no assurance that any transferee of the Special Shares will have the same financial resources or development, manufacturing or marketing capabilities as Dura, which may have a material adverse effect on the likelihood of the exercise of the Albuterol Option, the Product Option or the Purchase Option. In addition, any resolution to wind up the affairs of or liquidate Spiros Corp. II will confer upon the holders of the Special Shares a right to vote and such Special Shares will carry a number of votes equal to the total number of votes carried by the Spiros Corp. II Common Stock at the time outstanding.

SALES AND MARKETING

Spiros Corp. II will rely entirely on Dura under the Manufacturing and Marketing Agreement for its sales and marketing efforts. Under the Manufacturing and Marketing Agreement, Dura will submit an annual marketing plan to be approved by Spiros Corp. II.

COMPETITION

There are at least 10 companies currently involved in the development, marketing or sales of dry powder pulmonary drug delivery systems. There are two types of DPIs currently in commercial use worldwide, individual dose and multiple dose. Individual dose DPIs currently marketed in the U.S. include the Rotohaler-TM- (developed and marketed by Glaxo) and the Spinhaler-Registered Trademark- (developed and marketed by Fisons Limited). The Turbuhaler-Registered Trademark- (developed and marketed by Astra), a multiple dose DPI, is the leading DPI in worldwide sales. In June 1997, the FDA approved the first Turbuhaler product, the Pulmicort Turbuhaler, for marketing in the U.S., which Astra launched in early 1998. Recently the FDA also approved two multiple dose DPIs developed by Glaxo.

Many of these companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than those of Spiros Corp. II, are engaged in developing, marketing and selling products that compete with the proposed products of Spiros Corp. II. In addition, Dura may develop or acquire products which may compete with Spiros Products. Further, other products now in use or under development by others may be more effective than Spiros Corp. II's current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than Spiros Corp. II. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of Spiros Corp. II's products. The Company believes that competition among both prescription pharmaceuticals and pulmonary delivery systems will be based on, among other things, product efficacy, safety, reliability, availability and price.

MANUFACTURING

A substantial amount of the work under the Development Agreement and the Manufacturing and Marketing Agreement will be conducted at Dura's facilities. Dura has informed Spiros Corp. II of its belief that its available facilities are sufficient to satisfy its obligations for performance under the Development Agreement and the Manufacturing and Marketing Agreement. However, the same facilities may be used by Dura for work performed on its own account and in the performance of third party contracts.

PATENTS AND PROPRIETARY RIGHTS

Dura presently holds five U.S. patents and four U.S. patent applications relating to the Spiros technology to be further developed by Spiros Corp. II. The issued patents include a patent with claims covering the use in Spiros of an impeller to create an aerosol cloud of a drug intended for inhalation, which expires in 2011. Dura has also filed certain continuations in part and foreign patent applications relating to Spiros. All of the above patents and patent applications, relating to the Spiros technology, together with their respective continuations in part and foreign patent applications, have been licensed to Spiros Corp. II pursuant to the Technology License Agreement. Until the expiration or termination of the Purchase Option, Dura is required to file patent applications, at Spiros Corp. II's expense, with respect to inventions included in the program technology. Dura will be the owner and Spiros Corp. II will be the exclusive licensee for use with the Spiros Products of any patents included in the program technology. Spiros Corp. II's success will therefore depend in part upon the ability of Dura or Spiros Corp. II, as the case may be, to obtain strong patent protection both in the United States and other countries.

Spiros Corp. II considers the protection of discoveries in connection with its development activities important to its businesses. Spiros Corp. II intends to seek patent protection in the U.S. and selected foreign countries where deemed appropriate. There can be no assurance that issued patents or subsequent patents, if issued, will adequately protect Spiros Corp. II or that such patents will provide protection against infringement claims by competitors. Dura has also filed certain foreign patent applications relating to Spiros technology. There can be no assurance that additional patents, U.S. or foreign, will be obtained covering the Spiros Products or that, if issued or licensed, the patents covering such products will provide substantial protection or be of commercial benefit. Federal court decisions establishing legal standards for determining the validity and scope of patents in the field are in transition. There can be no assurance that the historical legal standards surrounding questions of validity and scope will continue to be applied or that current defenses as to issued patents in the field will offer protection in the future.

Spiros Corp. II also relies upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop its competitive position. There can be no assurance, however, that others may not acquire or independently develop similar technology or, if patents are not issued with respect to products arising from research, that Spiros Corp. II will be able to maintain information pertinent to such research as proprietary technology or trade secrets.

GOVERNMENT REGULATION

The manufacturing and marketing of Spiros Products are subject to regulation by Federal and state government authorities, including the FDA, the Environmental Protection Agency and the Occupational Safety and Health

Administration, in the U.S. and other countries. In the U.S., pharmaceuticals and drug delivery systems, including Spiros, are also subject to rigorous FDA regulation and may be subject to regulation by other jurisdictions, including the State of California. The Federal Food, Drug, and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of Spiros Products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

To obtain FDA approval for each of the Spiros Products, Dura, on behalf of Spiros Corp. II, is required to conduct each of the following steps and possibly others: (i) preclinical testing (laboratory and possibly animal tests), (ii) the submission to the FDA of an IND application, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish safety and efficacy,
(iv) the submission of an NDA to the FDA for marketing approval, and (v) FDA approval of the NDA prior to any commercial sale or shipment. The NDA must include, in addition to a compilation of preclinical and clinical data, complete information about product performance and manufacturing facilities and processes. Prior to completion of the NDA review process, the FDA may conduct an inspection of the facility, manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining FDA approval for each product, each domestic drug and/or device manufacturing facility must be registered with and approved by the FDA. Domestic manufacturing facilities are subject to biennial inspections by the FDA and inspections by other jurisdictions and must comply with Good Manufacturing Practice ("cGMPs") for both drugs and devices. To supply products for use in the U.S., foreign manufacturing establishments must comply with cGMP and other requirements and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

Preclinical testing includes laboratory evaluation of product chemistry and animal studies, if appropriate, to assess the safety and efficacy of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of an IND application, and unless the FDA objects, the IND application will become effective 30 days following its receipt by the FDA, thus allowing the product to be tested in humans.

Clinical trials involve the administration of the pharmaceutical product to healthy volunteers or to patients identified as having the condition for which the pharmaceutical agent is being tested. The pharmaceutical product is administered under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practice and protocols previously submitted to the FDA (as part of the IND application) that detail the objectives of the study, the parameters used to monitor safety and the efficacy criteria evaluated. Each clinical study is conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study is conducted. The IRB considers, among other things, the design of the study, ethical factors, the safety of the human subjects and the possible liability risk for the institution.

Clinical trials for new products are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the pharmaceutical into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to determine the initial efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effect and safety risks. Once a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to more fully evaluate clinical outcomes. The FDA reviews both the clinical plans and the results of the trials and may require the study to be discontinued at any time if there are significant safety issues.

The results of the preclinical and clinical trials for pharmaceutical drug products such as those being developed by Dura, on behalf of Spiros Corp. II, are submitted to the FDA in the form of an NDA for marketing approval. FDA approval can take several months to several years, or approval may be denied. The approval process can be affected by a number of factors, including the severity of the side effects, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review process and may delay marketing approval. After FDA approval for the initial indication, further clinical trials are necessary to gain approval for the use of the product for any additional indications. The FDA may also require post-marketing testing and surveillance to monitor for adverse effects, which can involve significant additional expense.

Although the FDA has considerable discretion to decide what requirements must be met prior to approval, the Company believes, based upon the FDA's historical practice with respect to drug inhalers, that the FDA is likely to regulate each combination of Spiros with a compound as a discrete pharmaceutical or drug product requiring separate approval as a new drug. The Company believes that the approval process for each drug/delivery combination now under development may be shorter than the full NDA process described above because the safety and efficacy of the compounds have already been established in currently marketed formulations and delivery mechanisms.

Since completion of the pivotal trials, a number of modifications have been made to the Spiros system, some of which address problems encountered with the mechanical features of the Spiros delivery system during the pivotal trials. These changes are intended to improve the reliability, performance, manufacturability, and customer acceptance of the mechanical features of the Spiros delivery system. The Company expects that it will be required to complete testing and validation pursuant to cGMP requirements of the Spiros system as modified for commercial distribution, which could be costly and time-consuming. There can be no assurance that the FDA will not require the Company to undertake further laboratory testing, field testing and/or clinical studies in order to insure the safety and effectiveness of the albuterol product intended to be commercialized by the Company and to insure that it can be reliably manufactured. If a proposed change is deemed to be a major modification by the FDA, the Company could be required to repeat one or more of the clinical studies. Moreover, because of the time necessary to validate the changes to the Spiros system, there can be no assurance that Dura will be prepared for any FDA preapproval inspection of Dura's Spiros manufacturing facilities in a timely manner. If the Company is required to undertake additional laboratory testing and/or clinical studies or to postpone the preapproval inspection, or if the Company fails to complete the open label study in a timely manner, the Company could receive a non-approvable letter and, in any event, there could be a substantial delay in completion of the approval process.

In April 1996, the export provisions of the Federal Food, Drug, and Cosmetic Act were relaxed to permit the export of unapproved drugs to a foreign country, provided the product complies with the laws of that country and has valid marketing authorization in at least one of a list of designated "Tier 1" countries. Once a product is exported to a qualified foreign country, the Company will be subject to the applicable foreign regulatory requirements governing human clinical trials and marketing approval in that country. The requirements relating to the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country and there can be no assurance that the Company will be able to meet and fulfill the statutory requirements in a particular country.

RESEARCH AND DEVELOPMENT EXPENSES

Spiros Corp. II incurred research and development expenses of approximately $7,040,000 for the period from September 23, 1997 (date of incorporation) through December 31, 1997.

HUMAN RESOURCES

The Company has no employees. The officers, Dr. David S. Kabakoff, Chairman, President and Chief Executive Officer, Erle T. Mast, Vice President and Chief Financial Officer, and Mitchell R. Woodbury, Secretary, are employees of Dura.

RISKS AND UNCERTAINTIES

DEVELOPMENT RISKS ASSOCIATED WITH SPIROS. Spiros will require significant additional development. There can be no assurance that development of Spiros will be completed successfully, that Spiros will not encounter problems in clinical trials that will cause the delay or suspension of such trials, that current or future testing will show Spiros to be safe or efficacious or that Spiros will receive regulatory approval. In addition, regulatory approvals will have to be obtained for each drug to be delivered through the use of Spiros prior to commercialization. Moreover, even if Spiros does receive regulatory approval, there can be no assurance that Spiros will be commercially successful, have all of the patent and other protections necessary to prevent competitors from producing similar products and not infringe on patent or other proprietary rights of third parties. The failure of Spiros to receive timely regulatory approval and achieve commercial success would have a material adverse effect on the Company.

GOVERNMENT REGULATION; NO ASSURANCE OF FDA APPROVAL. Development, testing, manufacturing and marketing of pharmaceutical products including drug delivery systems are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries. The process of obtaining FDA approval of pharmaceutical products and drug delivery systems is costly and time consuming. Any new pharmaceutical product must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA. Such regulatory review includes the determination of manufacturing capability and product performance. Marketing of drug delivery systems also requires FDA approval, which can be costly and time consuming to obtain. A separate regulatory approval will need to be obtained for each Spiros drug delivery system.

Dura, on the Company's behalf, has submitted an abbreviated NDA called a 505(b)(2) application for the use of albuterol with the Spiros system. Dura, on the Company's behalf, expects to submit an abbreviated NDA for the use of other drugs with the Spiros system. No assurances can be given that all of Dura's drugs identified for development with Spiros will be suitable for, or approved under, abbreviated application procedures. Certain abbreviated application procedures have been the subject of petitions filed by brand name manufacturers which seek changes in the FDA's approval process for such abbreviated applications. These requested changes include, among other things, disallowance of the use by an applicant of an abbreviated application with data considered proprietary by the original manufacturer that was submitted to the FDA as part of an original NDA. The Company or Dura is unable to predict at this time whether the FDA will make any changes to its abbreviated application procedures as a result of such petitions or the effect that such changes or challenges may have on Dura.

There can be no assurance that the pharmaceutical products currently in development by the Company will be approved by the FDA. In addition, there can be no assurance that all necessary approvals will be granted for future products or that FDA review or actions will not involve delays caused by the FDA's request for additional information or testing that could adversely affect the time to market and sale of the products. For future products of the Company, failure to comply with applicable regulatory requirements can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions.

NO MANUFACTURING OR MARKETING CAPABILITY. Spiros Corp. II has no manufacturing or marketing capability. Spiros Corp. II is obligated to only utilize Dura's manufacturing facilities for manufacturing in the U.S. during the term of the Manufacturing and Marketing Agreement. Dura has the right under the Manufacturing and Marketing Agreement to use contract manufacturers and currently plans to rely on third parties to manufacture certain components of Spiros. There can be no assurance that Dura's facilities or those of its contract manufacturers will be satisfactory for the needs of Spiros Corp. II. In addition, Dura or its contract manufacturers, as the case may be, may require additional FDA approval prior to commencing manufacturing of Spiros Products. There can be no assurance that the Spiros Products can be manufactured, whether by Dura or a contract manufacturer, on a commercial scale for commercially reasonable cost or on a timely basis. In addition, Spiros Corp. II has no experience in sales, marketing or distribution. Under the Manufacturing and Marketing Agreement, Dura has been granted exclusive worldwide marketing rights to the Spiros Products. There can be no assurance that Dura's sales and marketing force will be able to establish commercially successful sales and distribution capabilities for the Spiros Products.

ABSENCE OF OPERATING HISTORY; NO ASSURANCE OF PROFITABILITY; LACK OF DIVIDENDS. Spiros Corp. II was recently formed and has no operating history upon which investors may base an evaluation of its likely financial performance. Spiros Corp. II anticipates that substantially all of its available funds may be expended prior to the earliest receipt of any significant revenues by Spiros Corp. II, resulting in significant losses. Further, even if the Spiros Products are developed in accordance with the Development Agreement and marketed pursuant to the Manufacturing and Marketing Agreement, there can be no assurance that they can be marketed profitably. Even if such Spiros Products are commercialized profitably, the initial losses incurred by Spiros Corp. II may never be recovered. Spiros Corp. II is prevented from paying dividends on the Spiros Corp. II Common Stock without the approval of Dura, and accordingly, does not expect to pay any dividends.

COMPETITION. Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than those of Spiros Corp. II, are engaged in developing, marketing and selling products that compete with those planned to be offered. The selling prices of such products typically decline as competition increases. Furthermore, other products now in use or under development by others may be more effective than the Company's future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than the Company. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of the Company's products. The Company believes that competition among pulmonary drug delivery systems aimed at the asthma and COPD markets will be based on, among other things, product efficacy, safety, reliability, availability and price.

There are at least 10 companies currently involved in the development, marketing or sales of dry powder pulmonary drug delivery systems. There are two types of DPIs currently in commercial use worldwide, individual dose and multiple dose. Individual dose DPIs currently marketed in the U.S. include the Rotohaler-TM- (developed and marketed by Glaxo) and the Spinhaler-Registered Trademark- (developed and marketed by Fisons Limited). The Turbuhaler-Registered Trademark- (developed and marketed by Astra), a multiple dose DPI, is the leading DPI in worldwide sales. In June 1997, the FDA approved the first Turbuhaler product, the Pulmicort Turbuhaler, for marketing in the U.S., which Astra launched in early 1998. Recently the FDA also approved two multiple dose DPIs developed by Glaxo.

COMMON MANAGEMENT. The Technology Agreement, the Development Agreement, the Manufacturing and Marketing Agreement and the Albuterol and Product Option Agreement (collectively, the "Major Agreements") were approved by Dura, as controlling shareholder of Spiros Corp. II, at the time the Major Agreements were executed, which, in such capacity, may have influenced the Board of Directors of Spiros Corp. II to enter into such agreements. Two of the members of the Board of Directors of Spiros Corp. II are persons who are directors and/or officers of Dura and each of the three officers of the Company are officers of Dura.

LACK OF ARM'S-LENGTH NEGOTIATION. The Development Agreement and the Manufacturing and Marketing Agreement were not negotiated on an arm's-length basis and Dura and Spiros Corp. II did not retain separate counsel in connection therewith. In particular, the Board of Directors of Spiros Corp. II may have been influenced by Dura, as the then controlling shareholder of Spiros Corp. II, in entering into the Development Agreement and the Manufacturing and Marketing Agreement. Dura is the contractor under the Development Agreement and will perform or participate in all development and other activities thereunder. Additionally, Dura will be primarily responsible for the marketing and manufacture of Spiros Products under the Manufacturing and Marketing Agreement. Spiros Corp. II will be responsible for and will pay the development costs that are incurred by Dura under the Development Agreement and the marketing and manufacturing costs incurred by Dura under the Manufacturing and Marketing Agreement. Dura will determine unilaterally certain activities to be undertaken under the Development Agreement and in all events Dura will have substantial influence over all activities and procedures (including the timing and priorities thereof) to be undertaken under the Development Agreement and the Manufacturing and Marketing Agreement. Dura has no obligation to complete any development or other activity after all funds of Spiros Corp. II have been expended. Dura's own projects and other third party projects may compete for time and resources with projects undertaken pursuant to the Development Agreement and the Manufacturing and Marketing Agreement and the resources that Dura expends under such agreements may therefore be limited.

THE ALBUTEROL OPTION AND THE PRODUCT OPTION. If Dura exercises the Albuterol Option for the albuterol product or the Product Option for any other Spiros product, it will have sole discretion to control the commercialization of such product, including discretion to allocate its marketing resources among that product and other Dura products.

THE PURCHASE OPTION EXERCISE PRICE. The Purchase Option exercise price was determined by Spiros Corp. II and Dura giving consideration to the Spiros products, the agreements between Spiros Corp. II and Dura, such other factors as Spiros Corp. II and Dura deemed appropriate and other advice given by the underwriters of the Offering. Therefore, such price was not determined on an arm's-length basis.

NO ASSURANCE OF SUCCESSFUL DEVELOPMENT OF THE SPIROS PRODUCTS. Spiros Corp. II has agreed with Dura that Dura will conduct work on the Spiros Products in accordance with the Development Agreement for the purpose of research, clinical development, product development, including regulatory approval, and commercialization of the Spiros Products. Dura's historical performance has no relationship to Spiros Corp. II's potential product development and is not indicative of the future performance of Spiros Corp. II. While certain research and development on the Spiros Products being transferred to Spiros Corp. II by Dura has been conducted, additional clinical studies and product development are still to be undertaken. There can be no assurance that Spiros Corp. II or Dura will be able to complete the development, gain regulatory approval and successfully commercialize any of the Spiros Products or that the Spiros

Products can be introduced in a timely manner. The successful development of any of the Spiros Products will require demonstration through human clinical studies that such Spiros Products are both safe and efficacious.

NO ASSURANCE OF EXERCISE OF DURA'S OPTIONS. Dura is not obligated to exercise the Purchase Option, the Albuterol Option or the Product Option, and it will exercise such options only if, in the opinion of Dura's Board of Directors, it is in Dura's best interest to do so. Even if the Spiros Products are developed and approved, if Dura does not exercise the Purchase Option, the Albuterol Option or the Product Option, Spiros Corp. II will be required to find alternative ways to commercially market or exploit the Spiros Products and there can be no assurance that Spiros Corp. II will be able to do so. If, in the event Dura fails to exercise the Purchase Option, the Albuterol Option and the Product Option and Spiros Corp. II determines to market the Spiros Products itself, Spiros Corp. II will require substantial additional funds. There can be no assurance that such funds will be available on attractive terms, if at all. Similarly, if Spiros Corp. II determines to license the Spiros Products to third parties, such arrangements, if available, may be on terms less favorable to Spiros Corp. II than the terms of Spiros Corp. II's arrangements with Dura.

NO ASSURANCE OF SUFFICIENT FUNDS. Although Spiros Corp. II believes that its current funding will be sufficient to enable it to advance three Spiros Products through the FDA approval stage, there can be no assurance that this will be the case. Until the expiration of the Purchase Option, Spiros Corp. II is significantly restricted from raising additional funds without Dura's consent and there can be no assurance that Spiros Corp. II will have sufficient funds to successfully develop any Spiros Products. While Dura may, at its sole option, provide funds for further development of the Spiros Products, it is not obligated to do so. If the Purchase Option is not exercised, Spiros Corp. II would have to raise substantial funding while hiring, or otherwise obtaining access to, research and management personnel.

NO ASSURANCE THAT THE PURCHASE OPTION WILL BE REPRESENTATIVE OF THE VALUE OF SPIROS CORP. II. The Purchase Option exercise price was set forth in the Spiros Corp. II Amended and Restated Certificate of Incorporation as of the date of the closing of the Offering and therefore may not be representative of the value of the Spiros Corp. II common stock at the time of the exercise of the Purchase Option.

DEPENDENCE ON DURA. Substantially all of the Company's available funds will be paid to Dura under the Development Agreement. Payments under the Development Agreement will be made for the full amount of all of Dura's research and development expenses, general and administrative expenses, capital equipment costs and all other costs and expenses incurred by Dura in performing the activities, on behalf of Spiros Corp. II, up to the maximum amount of the funds available to Spiros Corp. II, which include substantially all of the available funds. In addition, Dura will be primarily responsible for the marketing and manufacturing of the Spiros Products, if any are commercialized prior to the expiration of the Purchase Option. Spiros Corp. II is not expected to have its own research, development, clinical, licensing, administration, manufacturing or marketing employees or facilities and thus will be entirely dependent on Dura in these areas. Subject to their respective obligations under the Development Agreement and consistent with commercially reasonable practices, Dura will have sole discretion to determine the allocation of its research, development, clinical, licensing, administration, manufacturing and marketing employees and facilities. Although Dura believes that its personnel and facilities currently are or, in the future, will be adequate for the performance of its duties under the Development Agreement and the Manufacturing and Marketing Agreement, Dura's proprietary and collaborative development, licensing, manufacturing and marketing projects may compete for time and resources with projects undertaken by Spiros Corp. II pursuant to the Development Agreement and the Manufacturing and Marketing Agreement, thereby delaying development, manufacture and marketing of the Spiros Products. Any material adverse change in the business or financial condition of Dura would have a material adverse effect upon Spiros Corp. II.

POTENTIAL COMPETITION FROM DURA. Dura is engaged in ongoing licensing and development of new products. While Dura has licensed the rights to develop, manufacture and commercialize the Spiros Products in connection with the Core Technology to Spiros Corp. II, Dura is not prohibited from developing other products using Spiros, including those that may compete with the Spiros Products, or from in-licensing or acquiring products that may compete with the Spiros Products. Dura's activities may, in some circumstances, lead to the development, in-licensing or acquisition of products that compete with the Spiros Products being developed by Spiros Corp II. It is possible that Dura's rights with respect to such competitive products could reduce Dura's incentive to exercise the Albuterol Option, the Product Option or the Purchase Option.

ABILITY OF SPECIAL SHAREHOLDER TO LIMIT CERTAIN SPIROS CORP. II ACTIVITIES. Pursuant to the Company's Amended and Restated Certificate of Incorporation, until the expiration of the Purchase Option, no resolution or act of the Company to authorize or permit any of the following will be effective without the prior written approval of Dura as the holder of all of the outstanding Special Shares: (i) the allotment or issue of shares or other securities of the Company or the creation of any right to such an allotment or issue; (ii) the reduction of the Company's authorized capital stock; (iii) the alteration of or any change to the rights, powers, preferences and restrictions of the Special Shares; (iv) outstanding borrowings of an aggregate of more than $1 million at any one time; (v) the sale or other disposition of or the creation of any lien or liens on the whole or a material part of the Company's business or assets; (vi) the declaration or payment of dividends or the making of any other distributions to the Company's shareholders; (vii) the merger, consolidation or reorganization of the Company with or into any other corporation; (viii) the sale, liquidation or other disposition of all or substantially all of the assets of the Company; (ix) the alteration or amendment of Articles IV or VII of the Company's Amended and Restated Certificate of Incorporation; and (x) the adoption, amendment or repeal of the Bylaws of the Company. Accordingly, Dura could preclude the holders of a majority of the outstanding Spiros Corp. II Common Stock and the Board of Directors of Spiros Corp. II from taking any of the foregoing actions during such period. Dura, as holder of all of the outstanding Special Shares, may transfer or sell all, but not less than all, of such shares. As a result, an unrelated third party may acquire rights associated with the Special Shares, including the rights discussed in this section and the right to exercise the Albuterol Option, the Product Option and the Purchase Option. There can be no assurance that any transferee of the special shares will have the same financial resources or development, manufacturing or marketing capabilities as Dura, which may have a material adverse effect on the likelihood of the exercise of the Albuterol Option, the Product Option or the Purchase Option.

POTENTIAL LOSS OF TECHNOLOGY BY SPIROS CORP. II. Under the Development Agreement, Spiros Corp. II is obligated to make payments to Dura equal in the aggregate to substantially all of its available funds. If Spiros Corp. II does not use its available funds as provided in the Development Agreement or otherwise breaches any of its material obligations under the Major Agreements, Dura may have the right to terminate the Technology Agreement, the Development Agreement and the Manufacturing and Marketing Agreement, and thereby reacquire rights to all technology licensed to Spiros Corp. II thereunder, including improvements made to such technology using funds provided by Spiros Corp. II. In the event of such a termination by Dura, it is unlikely that Dura would exercise the Albuterol Option, the Product Option or the Purchase Option.

ACCELERATION OF PURCHASE OPTION. If Spiros Corp. II terminates all Major Agreements due to a material breach of any of the Major Agreements by Dura, the Purchase Option automatically accelerates. The Purchase Option also terminates in the event of certain voluntary or involuntary bankruptcy events affecting Dura or an uncured material breach by Dura under any of its material loan agreements. There can be no assurance that, at that time, the development of the Spiros Products will have progressed to a point where Dura will have sufficient information to determine whether to exercise the Purchase Option. As a result, Dura may determine not to exercise the Purchase Option. There can be no assurance that, upon termination of the Development Agreement by Spiros Corp. II as described above, alternative arrangements for the development of some or all of the Spiros Products could be made or that such development of the Spiros Products by Spiros Corp. II would be successful.

THIRD-PARTY REIMBURSEMENT; PRICING PRESSURES. The Company's commercial success will depend in part on the availability of adequate reimbursement from third-party health care payers, such as government and private health insurers and managed care organizations. Third-party payers are increasingly challenging the pricing of medical products and services. There can be no assurance that reimbursement will be available to enable the Company to achieve market acceptance of its products, if approved, or to maintain price levels sufficient to realize an appropriate return on the Company's investment in development. The market for the Company's products, if approved, may be limited by actions of third-party payers. For example, many managed health care organizations are now controlling the pharmaceuticals that are on their formulary lists. The resulting competition among pharmaceutical companies to place their products on these formulary lists has created a trend of downward pricing pressure in the industry. In addition, many managed care organizations are pursuing various ways to reduce pharmaceutical costs and are considering formulary contracts primarily with those pharmaceutical companies that can offer a full line of products for a given therapy sector or disease state. There can be no assurance that the

Company's products, if approved, will be included on the formulary lists of managed care organizations or that downward pricing pressure in the industry generally will not negatively impact the Company's operations.

LIMITED MANUFACTURING EXPERIENCE. Dura's principal manufacturing facility is intended to be used to formulate, mill, blend and manufacture drugs to be used with Spiros, pending regulatory approval. Equipment purchases and validation are currently scheduled through 1998. Dura's manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with current cGMP requirements prescribed by the FDA and the State of California. Dura will need to significantly scale up its current manufacturing operations and comply with cGMPs and other regulations prescribed by various regulatory agencies in the U.S. and other countries to achieve the prescribed quality and required levels of production of such products to obtain marketing approval. Any failure or significant delay in the validation of or obtaining a satisfactory regulatory inspection of the new facility or failure to successfully scale up could have a material adverse effect on the ability of Dura to manufacture products in connection with Spiros. Dura intends to utilize third parties to produce components of and assemble the Spiros aerosol generator. Such third parties have only produced limited quantities of components and assembled generators and will be required to significantly scale up their activities. There can be no assurance that such third parties will be successful in completing these activities in a timely manner or can meet cGMP requirements. Any failure or delay in the scale up of aerosol generator manufacturing would have a material adverse effect on the ability of Dura to manufacture Spiros Products.

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY TECHNOLOGY; UNPREDICTABILITY OF PATENT PROTECTION. The Company's success will depend, in part, on its ability to obtain patents, protect trade secrets and other proprietary information and operate without infringing upon the proprietary rights of others both in the U.S. and abroad. There can be no assurance that patent applications for a Spiros product will be approved, that Spiros Corp. II will develop any Spiros product to the point that it is patentable, that any issued patents for a Spiros product will provide Spiros Corp. II with adequate protection or will not be challenged by others, or that the patents of others will not impair the ability of Spiros Corp. II to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any unpatented Spiros products or design around any patented Spiros products in development or marketed by Spiros Corp. II.

The Company will rely on secrecy to protect technology where patent protection is not believed to be appropriate or obtainable. There can be no assurance that any confidentiality agreement entered into by Dura with third parties will not be breached, that Spiros Corp. II will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to proprietary information concerning the Spiros products or program technology.

The Company may be required to obtain licenses to patents or other proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all . If the Company does not obtain such licenses, it could encounter delays in Spiros product market introductions or could find that the development, manufacture or sale of the Spiros products requiring such licenses could be foreclosed. Moreover, the Company could incur substantial costs and diversion of management time in defending itself in any suits brought against it claiming infringement of the patent rights of others or in asserting the Company's patent rights.

The Company is aware of foreign patents granted to third parties in the United Kingdom that claim proprietary rights in areas that may overlap with certain Spiros technology. In the event that the Company determines to market any Spiros product in the United Kingdom and further determines that such activity would infringe upon such third party patents, the Company may need to either design around these patents, obtain licenses to such patents, or avoid marketing products in the United Kingdom and other areas in Europe in which these patents provide protection. There can be no assurance that patents or patent applications do not exist or will not exist in the future that may materially affect the Company's ability to make, use or sell any current or future products.

ATTRACTION AND RETENTION OF KEY PERSONNEL. The Company will be highly dependent on the principal members of Dura's scientific and management staff, the loss of whose services might impede the achievement of development objectives. Recruiting and retaining management and operational personnel and qualified scientific personnel to perform research and development work for the Company will also be critical to the Company's success. Although the

Company believes Dura will be successful in attracting and retaining skilled and experienced management, operational and scientific personnel, there can be no assurance that Dura will be able to attract and retain such personnel on acceptable terms given the competition among numerous pharmaceutical companies, universities and research institutions for such personnel.

VOLATILITY OF THE COMPANY'S STOCK PRICE. The market prices for securities of emerging companies have historically been highly volatile. Future announcements concerning the Company, Dura or their competitors may have a significant impact on the market price of the Spiros Corp. II Units. Such announcements might include financial results, the results of testing, technological innovations, new commercial products, changes to government regulations, government decisions on commercialization of products, developments concerning proprietary rights, litigation or public concern as to safety of Spiros Corp. II's and Dura's products.

YEAR 2000 COMPLIANCE CONSIDERATIONS. Spiros Corp. II relies on Dura for its operating and financial systems pursuant to the various agreements described. The Company has made inquiries of Dura and Dura has responded that it recognizes the need to ensure its operations will not be adversely impacted by the inability of Dura's systems to process data having dates on or after January 1, 2000 ("Year 2000"). Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk. Dura has indicated that it is currently addressing the risk, with respect to the availability and integrity of its financial systems and the reliability of its operating systems, and is in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business to assess whether they are Year 2000 compliant. While the Company believes that Dura's planning efforts are adequate to address the Year 2000 concerns, there can be no assurance that the systems of other companies on which Dura's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. In addition, the potential impact of the Year 2000 on others with whom the Company, through agreements with Dura, does business cannot be reasonably estimated at this time. The cost of Dura's Year 2000 initiatives will be paid entirely by Dura.

ITEM 2.   PROPERTIES

The Company's corporate offices are located in San Diego, California. The Company does not own any facilities.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a)     Market Information and Holders

On December 22, 1997, the Company and Dura completed the Offering of 6,325,000 Units. The Units commenced public trading on December 18, 1997. High and low sales prices of Units for the period ended December 31, 1997 as quoted on the Nasdaq Stock Market were $17 3/4 and $16 1/2, respectively. The Units are quoted on the Nasdaq Stock Market under the symbol "SDCOZ" and are quoted in the WALL STREET JOURNAL and other newspapers. The Units will trade only as Units through December 31, 1999 or such earlier date as the Purchase Option is exercised (the "Separation Date"). Prior to the Separation Date, application will be made to quote the Common Stock on the Nasdaq Stock Market or another quotation system or securities exchange. There can be no assurance that the

Common Stock will be eligible for quotation on the Nasdaq Stock Market or any other quotation system or securities exchange. The Special Shares are not publicly traded.

As of December 31, 1997, there was one holder of record and 2,500 beneficial holders of record of Units and one holder of Special Shares.

(b)     Dividends

Spiros Corp. II has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. Holders of Spiros Corp. II Common Stock are entitled to receive any such dividends as may be recommended by the Board of Directors and approved by the holder of the Special Shares. The Special Shares are not entitled to receive dividends.

(c)     Recent Sales of Unregistered Securities

In September 1997, the Company sold to Dura 1,000 Special Shares for aggregate proceeds of $1,000. The issuance of the Special Shares was not registered pursuant to the Securities Act of 1933 as amended (the "Act") and the Special Shares were issued in connection with the Company's formation. The Special Shares were exempt from registration pursuant to Section 4(2) of the Act.

(d)     Use of Proceeds from Registered Securities

On December 22, 1997, the Company and Dura completed the Offering of 6,325,000 Units, pursuant to a registration statement on Form S-1/S-3 (No. 333-37673/37673-01). The registration statement was declared effective on December 16, 1997. Securities were first offered on December 17, 1997, and the Offering closed on December 22, 1997. Merrill Lynch & Co. and Donaldson, Lufkin & Jenrette Securities Corporation acted as managing underwriters of the offering. The Units were sold to the public at an offering price of $16.00 per Unit, with aggregate proceeds of $101.2 million. The Company received all proceeds from the Offering, which totaled $94 million, net of estimated offering expenses and underwriters' discounts of $7.2 million. Offering expenses include $161,000 paid to Dura as reimbursement for direct costs incurred by Dura in connection with the Offering. As of December 31, 1997, all net proceeds from the Offering were invested in cash, cash equivalents and short term investments.

ITEM 6.   SELECTED FINANCIAL DATA

The following data has been derived from the audited financial statements of the Company. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Company's Financial Statements and notes thereto in Item 8.

                                                         Period from
                                                      September 23, 1997
                                                  (Date of Incorporation) to
                                                       DECEMBER 31, 1997
                                                       -----------------
             Total revenues                                 $    222,000
             Net loss                                       $ (6,924,000)
             Net loss per share: basic and diluted          $      (1.09)
             Total assets                                   $170,506,000
             Total liabilities                              $  8,425,000


No cash dividends were paid from September 23, 1997 (date of incorporation) through December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Spiros Development Corporation II, Inc. ("Spiros Corp. II" or the "Company") was incorporated in the state of Delaware on September 23, 1997 for the purpose of continuing the development of Spiros-Registered Trademark-, a dry powder pulmonary drug delivery system, and to conduct formulation work, clinical trials and commercialization for certain specified leading asthma and chronic obstructive pulmonary disease ("COPD") drugs for use with Spiros. The Company commenced operations on December 22, 1997.

On December 22, 1997, the Company and Dura Pharmaceuticals, Inc. ("Dura") completed an initial public offering (the "Offering") of 6,325,000 Units (the "Units"), each Unit consisting of one share of Callable Common Stock ("Common Stock") of the Company and one warrant to purchase one-fourth of one share of Dura common stock at a price of $54.84 per share. The Offering resulted in net proceeds to the Company of approximately $94 million. Concurrently, Dura contributed $75 million to the Company. Substantially all funds from the Offering and the $75 million contribution from Dura and interest earned thereon, are expected to be paid to Dura for the development and commercialization of Spiros and the use of Spiros with certain drugs pursuant to various agreements as described below. Through December 31, 1999, the Units will trade publicly. Effective January 1, 2000, the Units will separate into the two underlying securities.

Dura, as holder of 100% of the outstanding shares of the Company's Special Common Stock, has an irrevocable option (the "Purchase Option") to purchase all, but not less than all, of the issued and outstanding shares of the Company's Common Stock at predetermined prices. Dura may exercise the Purchase Option at any time through the earlier of (a) December 31, 2002, (b) the 90th day after the date the Company provides Dura with quarterly financial statements of the Company showing cash or cash equivalents of less than $5 million, although Dura may extend such period by providing additional funding for the continued development of Spiros, but in no event beyond December 31, 2002, or (c) upon termination of the technology license, development, or the manufacturing agreements between the Company and Dura. If the Purchase Option is exercised, the per share price will be $24.01 through December 31, 1999, increasing on a quarterly basis to $45.95 per share through December 31, 2002. The purchase price may be paid, at Dura's discretion, in cash, shares of Dura common stock, or any combination thereof.

In December 1997, the Company and Dura entered into a technology license agreement whereby Dura granted to the Company an exclusive, worldwide, perpetual royalty-bearing license to use technology owned by Dura relating to the use of Spiros with the asthma and COPD drugs albuterol, beclomethasone, ipratropium, budesonide, and a combination of albuterol and ipratropium. The Company and Dura also executed a series of agreements which provide for the development, marketing, and manufacturing of Spiros with specified compounds and for the provision of general and administrative services by Dura. Since all of the Company's current activities are conducted by Dura under these agreements, the Company does not maintain any research staff nor occupy any research facilities.

RESULTS OF OPERATIONS

The Company commenced operations in December 1997 and incurred a net loss of $6,924,000 for the period September 23, 1997 (date of incorporation) through December 31, 1997. Research and development costs for this period totaled $7,040,000 and general and administrative expenses totaled $106,000. Research and development expenses were for Spiros related activities performed by Dura from October 10, 1997 through December 31, 1997. The Company's interest income for the period totaled $222,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's initial capitalization totaled $169 million, consisting of net proceeds from the Offering of approximately $94 million and a $75 million contribution from Dura. At December 31, 1997, the Company had cash, cash equivalents, and short-term investments totaling $170.5 million and working capital totaling $162.1 million. The Company believes that its working capital and expected cash flows from its cash and short-term investments will be sufficient to fund its cash requirements through at least December 31, 1998.

Spiros Corp. II relies on Dura for its operating and financial systems pursuant to the various agreements described. The Company has made inquiries of Dura and Dura has addressed that it recognizes the need to ensure its operations will not be adversely impacted by the inability of Dura's systems to process data having dates on or after January 1, 2000 ("Year 2000"). Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk. Dura has indicated that it is currently addressing the risk, with respect to the availability and integrity of its financial systems and the reliability of its operating systems, and is in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business to assess whether they are Year 2000 compliant. While the Company believes that Dura's planning efforts are adequate to address the Year 2000 concerns, there can be no assurance that the systems of other companies on which Dura's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. In addition, the potential impact of the Year 2000 on others with whom the Company, through agreements with Dura, does business cannot be reasonably estimated at this time. The cost of Dura's Year 2000 initiatives will be paid entirely by Dura.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are filed as part of this Annual Report on Form 10-K (see Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. The information under the caption "Election of Directors," appearing in the Proxy Statement to be filed on or about April 9, 1998, is incorporated herein by reference.

(b) Identification of Executive Officers. The information under the caption "Executive Officers," appearing in the Proxy Statement to be filed on or about April 9, 1998, is incorporated herein by reference.

(c) Compliance with Section 16 (a) of the Exchange Act. The information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance," appearing in the Proxy Statement to be filed on or about April 9, 1998, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation and Other Information," appearing in the Proxy Statement to be filed on or about April 9, 1998, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the headings "Principal Stockholders" and "Security Ownership of Management," appearing in the Proxy Statement to be filed on or about April 9, 1998, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the headings "Election of Directors," "Executive Compensation and Other Information" and "Certain Business Relationships and Related Transactions," appearing in the Proxy Statement to be filed on or about April 9, 1998, is incorporated herein by reference.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.     INDEX TO FINANCIAL STATEMENTS
           Independent Auditors' Report
           Balance Sheet
           Statement of Operations
           Statement of Shareholders' Equity
           Statement of Cash Flows
           Notes to Financial Statements


(a) 2.     INDEX TO FINANCIAL STATEMENT SCHEDULES

Financial statement schedules are omitted because they are not required, are not applicable or the information is included in the financial statements or notes thereto.

(a) 3.     EXHIBITS


     EXHIBIT
       NO.         DESCRIPTION
(1)   3.1      Amended and Restated Certificate of Incorporation.

(1)   3.2      Amended and Restated Bylaws.

      4.1 Purchase option held by Dura Pharmaceuticals, Inc. to purchase all of the outstanding Callable Common Stock of the Company (included in Exhibit 3.1).

      4.2      Specimen Unit Certificate.

      4.3      Specimen Certificate of Callable Common Stock.

      4.4      Stock Certificate of Special Common Stock.

      10.1 Technology License Agreement dated December 22, 1997 between the Company, Dura Pharmaceuticals, Inc., Dura Delivery
               Systems, Inc. and Spiros Development Corporation.

      10.2     Development Agreement dated December 22, 1997 between the
               Company and Dura Pharmaceuticals, Inc.

      10.3 Albuterol and Product Option Agreement dated December 22, 1997 between the Company and Dura Pharmaceuticals, Inc.

      10.4     Manufacturing and Marketing Agreement dated December 22,
               1997 between the Company and Dura Pharmaceuticals, Inc.

      10.5     Services Agreement dated December 22, 1997 between the
               Company and Dura Pharmaceuticals, Inc.

      10.6 +   1997 Stock Option Plan.

      10.7 +   Form of Notice of Grant of Stock Option.

      10.8 +   Form of Stock Option Agreement.

(1)   10.9 +   Form of Indemnification Agreement between the Company and each of its directors.

(1)   10.10 +  Form of Indemnification Agreement between the Company and each of its officers.

      24.1     Power of Attorney (See Signature page).

      27.1     Financial Data Schedule.


      (1)      Incorporated by reference to the Company's Registration Statement on Forms S-1/S-3 (No. 333-37673/37673-01), filed on October 10,
               1997, as amended.
      +        Management contract or compensation plan or arrangement.

(b) REPORTS ON FORM 8-K.

None.

SUPPLEMENTAL INFORMATION

The Annual Report on Form 10-K and Proxy material will be furnished to the Company's shareholders subsequent to the filing of this report and the Company will furnish such material to the Securities and Exchange Commission at that time.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   MARCH  27,  1998         SPIROS DEVELOPMENT CORPORATION II, INC.


                                 By:   /S/ DAVID S. KABAKOFF
                                    --------------------------------------------
                                 David S. Kabakoff
                                 Chairman, President and Chief Executive Officer


                                 POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David S. Kabakoff and Erle T. Mast, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


SIGNATURE                                      TITLE                          DATE
---------                                      -----                          ----

/s/ DAVID S. KABAKOFF                Chairman, President and             MARCH 27, 1998
------------------------             Chief Executive Officer
(David S. Kabakoff)               (Principal Executive Officer)


/s/ ERLE T. MAST                        Vice President and               MARCH 27, 1998
------------------------            Chief Financial Officer
(Erle T. Mast)            (Principal Financial and Accounting Officer)


/s/ CAM L. GARNER                          Director                      MARCH 27, 1998
------------------------
(Cam L. Garner)

/s/ SOL LIZERBRAM                          Director                      MARCH 27, 1998
------------------------
(Sol Lizerbram)

 /s/ ALAIN B. SCHREIBER                    Director                      MARCH 27, 1998
------------------------
(Alain B. Schreiber)

/s/ ROBERT S. WHITEHEAD                    Director                      MARCH 27, 1998
------------------------
(Robert S. Whitehead)


                                  EXHIBIT INDEX
                                       TO
                                    FORM 10-K

     EXHIBIT
       NO.     DESCRIPTION
(1)    3.1     Amended and Restated Certificate of Incorporation.

(1)    3.2     Amended and Restated By-laws.

       4.1 Purchase option held by Dura Pharmaceuticals, Inc. to purchase all of the outstanding Callable Common Stock of the Company
               (included in Exhibit 3.1)

       4.2     Specimen Unit Certificate.

       4.3     Specimen Certificate of Callable Common Stock.

       4.4     Stock Certificate of Special Common Stock.

       10.1 Technology License Agreement dated December 22, 1997 between the Company, Dura Pharmaceuticals, Inc., Dura Delivery
               Systems, Inc. and Spiros Development Corporation.

       10.2    Development Agreement dated December 22, 1997 between the
               Company and Dura Pharmaceuticals, Inc.

       10.3 Albuterol and Product Option Agreement dated December 22, 1997 between the Company and Dura Pharmaceuticals, Inc.

       10.4    Manufacturing and Marketing Agreement dated December 22,
               1997 between the Company and Dura Pharmaceuticals, Inc.

       10.5    Services Agreement dated December 22, 1997 between the
               Company and Dura Pharmaceuticals, Inc.

       10.6 +  1997 Stock Option Plan.

       10.7 +  Form of Notice of Grant of Stock Option.

       10.8 +  Form of Stock Option Agreement.

(1)    10.9 +  Form of Indemnification Agreement between the Company and each of its directors.

(1)    10.10+  Form of Indemnification Agreement between the Company and each of its officers.

       24.1    Power of Attorney (See Signature page).

       27.1    Financial Data Schedule.

       (1)     Incorporated by reference to the Company's Registration Statement on Forms S-1/S-3 (No. 333-37673/37673-01), filed on October 10,
               1997, as amended.
       +       Management contract or compensation plan or arrangement.

                     SPIROS DEVELOPMENT CORPORATION II, INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                      PAGE
Independent Auditors' Report                                           F-1

Balance Sheet as of December 31, 1997                                  F-2

Statement of Operations for the Period
  September 23, 1997 (Date of Incorporation) through
  December 31, 1997                                                    F-3

Statement of Shareholders' Equity for the Period
  September 23, 1997 (Date of Incorporation) through
  December 31, 1997                                                    F-4

Statement of Cash Flows for the Period September 23, 1997
  (Date of Incorporation) through December 31, 1997                    F-5

Notes to Financial Statements                                          F-6


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Spiros Development Corporation II, Inc.:

We have audited the accompanying balance sheet of Spiros Development Corporation II, Inc. (a development stage enterprise) (the "Company") as of December 31, 1997, and the related statements of operations, shareholders' equity and cash flows for the period September 23, 1997 (date of incorporation) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of its operations and its cash flows for the period September 23, 1997 (date of incorporation) through December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

San Diego, California
February 12, 1998

SPIROS DEVELOPMENT CORPORATION II, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


BALANCE SHEET
DECEMBER 31, 1997
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $139,035
  Short-term investments                                          31,471
                                                                --------
           Total current assets                                  170,506
                                                                --------
TOTAL                                                           $170,506
                                                                --------
                                                                --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Payable to Dura Pharmaceuticals, Inc.                          $ 8,399
  Accrued liabilities                                                 26
                                                                --------
           Total current liabilities                               8,425
                                                                --------
COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
  Special common stock, par value $1.00, 1,000 shares
    authorized, issued and outstanding                                 1
  Callable common stock, par value $.001, 7,500,000 shares
    authorized; 6,325,000 shares issued and outstanding                6
  Additional paid-in capital                                     168,977
  Unrealized gain on investments                                      21
  Accumulated deficit                                             (6,924)
                                                                --------
           Total shareholders' equity                            162,081
                                                                --------
TOTAL                                                           $170,506
                                                                --------
                                                                --------

See accompanying notes to financial statements.

SPIROS DEVELOPMENT CORPORATION II, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


STATEMENT OF OPERATIONS
FOR THE PERIOD SEPTEMBER 23, 1997 (DATE OF INCORPORATION)
THROUGH DECEMBER 31, 1997
(in thousands, except per share amount)
-------------------------------------------------------------------------------

REVENUES:
  Interest income                                                   $   222
                                                                    -------
EXPENSES:
  Research and development                                            7,040
  General and administrative                                            106
                                                                    -------
           Total                                                      7,146
                                                                    -------
NET LOSS                                                            $(6,924)
                                                                    -------
                                                                    -------
NET LOSS PER SHARE:
  Basic and diluted                                                 $ (1.09)
                                                                    -------
                                                                    -------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  Basic and diluted                                                   6,325


See accompanying notes to financial statements.

SPIROS DEVELOPMENT CORPORATION II, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE PERIOD SEPTEMBER 23, 1997 (DATE OF INCORPORATION)
THROUGH DECEMBER 31, 1997
(in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                       Special               Callable
                                    Common Stock           Common Stock        Additional     Unrealized
                                --------------------   --------------------     Paid-in         Gain on     Accumulated
                                 Shares      Amount     Shares      Amount      Capital       Investments     Deficit       Total
                                --------    --------   --------    --------    ----------     -----------   -----------   ---------

Sale of special common stock          1       $  1                                                                         $     1

Sale of callable common stock                            6,325        $  6      $ 93,961                                    93,967

Contribution from Dura
  Pharmaceuticals, Inc.                                                           75,000                                    75,000

Compensation expense for stock
  options granted                                                                     16                                        16

Unrealized gain on investments                                                                   $  21                          21

Net loss                                                                                                      $(6,924)      (6,924)
                                   ----       ----      -----        ----       --------         -----        -------     --------
BALANCE, DECEMBER 31, 1997            1       $  1      6,325        $  6       $168,977         $  21        $(6,924)    $162,081
                                   ----       ----      -----        ----       --------         -----        -------     --------
                                   ----       ----      -----        ----       --------         -----        -------     --------

See accompanying notes to financial statements.

SPIROS DEVELOPMENT CORPORATION II, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


STATEMENT OF CASH FLOWS
FOR THE PERIOD SEPTEMBER 23, 1997 (DATE OF INCORPORATION)
THROUGH DECEMBER 31, 1997
(in thousands)
---------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net loss                                                                                  $  (6,924)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Compensation expense for stock options granted                                                 16
    Changes in assets and liabilities:
      Payable to Dura Pharmaceuticals, Inc.                                                     7,110
      Accrued liabilities                                                                          26
                                                                                             --------
           Net cash provided by operating activities                                              228
                                                                                             --------
INVESTING ACTIVITIES:
  Purchases of short-term investments                                                         (31,450)
                                                                                             --------
FINANCING ACTIVITIES:
  Net proceeds from issuance of special common and callable common stock                       93,968
  Contribution from Dura Pharmaceuticals, Inc. for purchase option                             75,000
  Increase in payable to Dura Pharmaceuticals, Inc. for issuance costs                          1,289
                                                                                             --------
           Net cash provided by financing activities                                          170,257
                                                                                             --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     139,035

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   --
                                                                                             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $139,035
                                                                                             --------
                                                                                             --------

See accompanying notes to financial statements.

SPIROS DEVELOPMENT CORPORATION II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION

Spiros Development Corporation II, Inc. (the "Company") was incorporated in the state of Delaware on September 23, 1997 for the purpose of continuing the development of Spiros-Registered Trademark-, a dry powder pulmonary drug delivery system, and to conduct formulation work, clinical trials and commercialization for certain specified leading asthma and chronic obstructive pulmonary disease ("COPD") drugs for use with Spiros. The Company commenced operations on December 22, 1997. The accompanying financial statements reflect the activities of the Company for the period September 23, 1997 (date of incorporation) through December 31, 1997.

On December 22, 1997, the Company and Dura Pharmaceuticals, Inc. ("Dura") completed an initial public offering (the "Offering") of 6,325,000 Units, each Unit consisting of one share of callable common stock of the Company and one warrant to purchase one-fourth of one share of Dura common stock. The offering resulted in net proceeds to the Company of approximately $94 million. Concurrently, Dura contributed $75 million to the Company. Substantially all funds from the Offering, the $75 million contribution and interest earned thereon, are expected to be paid to Dura for the development and commercialization of Spiros and the use of Spiros with certain drugs pursuant to various agreements (Note 4).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - Because the Company has not yet completed product development, obtained regulatory approval or verified the market acceptance and demand for Spiros, its activities have been accounted for as those of a "development stage enterprise," as set forth in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises."

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

CASH AND CASH EQUIVALENTS - The Company considers cash equivalents to include only highly liquid securities with an original maturity of three months or less. Investments with an original maturity of more than three months from the date of acquisition are considered short-term investments.

SHORT-TERM INVESTMENTS - The Company has classified all of its short-term investments as available-for-sale. The entire amount of the Company's portfolio is available for current operations. Investments are carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of shareholders' equity. Investment income is recognized when earned and includes the amortization of premiums and discounts on investments. The Company invests its excess cash in money market and fixed income securities of companies with strong credit ratings and U.S. government obligations.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as incurred.

STOCK BASED COMPENSATION - As permitted by SFAS No. 123, "Accounting for Stock Based Compensation," the Company accounts for the costs associated with stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"). Compensation expense for costs associated with stock option grants to non-employees is recognized ratably over the vesting period.

NET LOSS PER SHARE - The Company incurred a net loss for the period ended December 31, 1997 and, as such, the weighted average number of shares of Callable Common Stock used for basic and diluted earnings per share does not include potential common shares from outstanding stock options as their inclusion would be antidilutive. The weighted average number of shares also exclude shares of special common stock ("Special Shares") outstanding since such shares are not entitled to participate in the profits of the Company.

3.   SHORT-TERM INVESTMENTS

The following is a summary of the Company's short-term investments as of December 31, 1997 (in thousands):


                                                    Unrealized        Fair
                                          Cost        Gains           Value
                                         ------     ----------       -------

Corporate debt securities               $31,450         $21          $31,471


The amortized cost and fair value of short-term investments as of December 31, 1997, by contractual maturity, are as follows (in thousands):

                                                         Fair
                                    Cost                 Value
                                   ------               -------

Due in one year or less           $23,788               $23,803
Due after one year through
  two years                         7,662               7,668
                                  -------             -------
                                  $31,450             $31,471
                                  -------             -------
                                  -------             -------


4.   ARRANGEMENTS WITH DURA PHARMACEUTICALS, INC.

The Company and Dura are party to various agreements entered into in December 1997 which provide for the development, marketing, and manufacturing of Spiros with specified compounds and for the provision of general and administrative services by Dura. A summary of these agreements is presented below.

TECHNOLOGY LICENSE AGREEMENT - Under this agreement, Dura granted to the Company an exclusive, worldwide (except for the use of beclomethasone in certain parts of Asia), perpetual, royalty-bearing license to use technology owned or controlled by Dura relating to the use of Spiros (the "Core Technology") with the Compounds (collectively, the "Spiros Products"). In consideration for these rights, the Company will pay, commencing in 1998, an annual technology access fee equal to the greater of (a) 5% of the net sales of each Spiros Product, or (b) $2 million. This obligation will terminate, on a country-by-country basis, (a) within 10 years from the first sale of such Spiros Product in those countries where no patents covering such product are issued and (b) in those countries where patents covering the Spiros Products are issued, upon the last expiration of the applicable patents.

The Technology License Agreement will remain in effect indefinitely, unless terminated by mutual agreement of the Company and Dura or upon Dura's exercise or expiration of its Purchase Option.

ALBUTEROL AND PRODUCT OPTION AGREEMENT - Under this agreement, the Company granted to Dura the option to acquire for specified time periods the Albuterol Option and the Product Option. The Albuterol Option is currently exercisable and expires 360 days after receipt of U.S. Food and Drug Administration (the "FDA") approval to market. The Product Option is currently exercisable and expires 90 days after receipt of FDA approval to market such Spiros Product. The formula for determining the purchase price for each of the products is set forth in the agreement and is based, in part, on the costs incurred by the Company for the development of the products.

DEVELOPMENT AGREEMENT - Under this agreement, the Company has engaged Dura to develop Spiros for use with the Spiros Products. Dura furnishes all labor, supervision, services, supplies, and materials necessary to perform the development activities and obtain regulatory approvals for the sale and marketing of the Spiros Products. These activities are carried out by Dura in accordance with annual workplans and budgets which are subject to approval and acceptance by the Company's Board of Directors. Payments to Dura for services provided under the Development Agreement are based on fully-burdened costs incurred by Dura plus rates ranging from 20 to 25 percent.

MANUFACTURING AND MARKETING AGREEMENT - Under this agreement, the Company granted to Dura an exclusive, worldwide license to manufacture and market the Spiros Products. Dura will pay the Company on a quarterly basis a royalty of 7% of the net sales of each Spiros Product. Prior to the expiration of the Product Option for albuterol, no royalty payment will be made with respect to net sales of the albuterol product. The Manufacturing and Marketing Agreement will terminate upon exercise or termination of the Purchase Option or by mutual agreement of the Company and Dura at any time. In the event Dura exercises either of its options under the Albuterol and Product Purchase Option Agreement, the Manufacturing and Marketing Agreement will terminate with respect to the applicable Spiros Product.

SERVICES AGREEMENT - Under this agreement, Dura will provide certain management and administrative services to the Company at the rate of $100,000 per calendar quarter. In addition, the Company will reimburse Dura for all costs and expenses incurred by Dura in connection with the Offering, net of amounts reimbursed by the underwriters. Included in payables to Dura as of December 31, 1997 is $1,289,000 for such Offering expenses. The Services Agreement terminates upon exercise by Dura of the Purchase Option or 12 months after the expiration of the Purchase Option.

The Company's President and Chief Executive Officer, Vice President and Chief Financial Officer, and Secretary are also officers of Dura. In addition, two members of the Company's board of directors are officers of Dura, one of whom is the Company's president.

5.   SHAREHOLDERS' EQUITY

The Company's authorized capital stock consists of 7,500,000 shares of Common Stock, of which 6,325,000 shares were issued and outstanding as of December 31, 1997, and 1,000 shares of Special Shares, of which 1,000 shares were issued and outstanding as of December 31, 1997.

Dura, as the holder of 100% of the Special Shares, has an irrevocable option (the "Purchase Option") to purchase all, but not less than all, of the issued and outstanding shares of the Company's Callable Common Stock at predetermined prices. Dura may exercise the Purchase Option at any time through the earlier of (a) December 31, 2002, (b) the 90th day after the date the Company provides Dura with quarterly financial statements of the Company showing cash or cash equivalents of less than $5 million, although Dura may extend such period by providing additional funding for the continued development of the Spiros Products, but in no event beyond December 31, 2002, or (c) upon termination of the Technology License, Development, or the Manufacturing and Marketing Agreements between the Company and Dura (Note 4). If the Purchase Option is exercised, the per share purchase price will be $24.01 through December 31, 1999, increasing on quarterly basis to $45.95 per share through December 31, 2002. The Purchase Option price may be paid, at Dura's discretion, in cash, shares of Dura common stock, or any combination thereof. Dura has no legal obligation to exercise the Purchase Option. Through December 31, 1999, each share of the Company's Callable Common Stock is combined to trade publicly as a unit with one warrant, expiring on January 1, 2003, to purchase one-fourth of one share of Dura's common stock at a price per share of $54.84.

As holder of the Special Shares, Dura also has the right to elect two members of the Company's board of directors and must approve certain corporate transactions as set forth in the Company's Amended and Restated Certificate of Incorporation, including (i) the allotment or issue of shares or other securities of the Company or the creation of any right to such an allotment or issue; (ii) the reduction of the Company's authorized capital stock; (iii) the alteration of or any change to the rights, powers, preferences and restrictions of the Special Shares; (iv) outstanding borrowings of an aggregate of more than $1 million at any one time; (v) the sale or other disposition of or the creation of any lien or liens on the whole or a material part of the Company's business or assets; (vi) the declaration or payment of dividends or the making of any other distributions to the Company's shareholders; (vii) the merger, consolidation or reorganization of the Company with or into any other corporation; (viii) the sale, liquidation or other disposition of all or substantially all of the assets of the Company; (ix) the alteration or amendment of Articles IV or VII of the Company's Amended and Restated Certificate of Incorporation; and (x) the adoption, amendment or repeal of the Bylaws of the Company. As holder of the Special Shares, however, Dura does not have the right to any profits of the Company.

6.   STOCK COMPENSATION PLAN

The Company has adopted the 1997 Stock Option Plan (the "Plan") to provide for the initial issuance of up to 700,000 stock options to employees, board members, and consultants or other independent advisors who provide services to the Company. The number of shares issuable under the Plan is subject to an automatic annual increase on February 15 of each calendar year, beginning with the 1998 calendar year, by the number of shares necessary to cause the total number shares authorized under the Plan to be equal to 15% of the then outstanding shares of Common Stock of the Company. Generally, options are to be granted at prices equal to at least 100% of the fair market value of the Company's Common Stock at the date of grant, expire not later than 10 years from the date of grant, and become vested upon Dura's exercise of its Purchase Option (Note 5) or five years from the date of grant, whichever is earlier. Options shall be canceled if the optionee ceases to provide services to the Company prior to the vesting date.

In December 1997, the Company granted 548,000 options with an exercise price of $14 per share, all of which were outstanding as of December 31, 1997. The options expire in December 2007 and none were exercisable as of December 31, 1997.

In accordance with SFAS No. 123, the Company applies the provisions of APB 25 in accounting for stock options granted to employees and, accordingly, no compensation expense has been recognized for options granted to employees. In accordance with SFAS 123, options granted to non-employees are accounted for based on their estimated fair value at grant date. Compensation expense equal to the options' estimated fair value is recognized over the vesting period. During the period ended December 31, 1997, 341,000 options were granted to non-employees for which the Company recorded compensation expense of $16,000. If the Company had elected to recognize compensation expense for options granted to employees based on the estimated fair value of the options as of the grant date, the net loss for the period ended December 31, 1997 would have been increased by $10,000. The estimated weighted average fair value at grant date of options granted during the period ended December 31, 1997 was $4.58. The fair value was estimated using the Black-Scholes option-pricing model with the following assumptions:



        Expected dividend yield                    None
        Expected stock price volatility            30%
        Risk-free interest rate                    5.7%
        Expected life of options                   4 years


7.   INCOME TAXES

As of December 31, 1997, the Company has a deferred tax asset totaling approximately $2.4 million which relates primarily to federal net operating loss carryforwards of approximately $6.9 million expiring in 2012. Because the Company performs research and development and the prospect of generating future earnings is uncertain, the deferred tax asset has been fully reserved.