Form 10-Q
period 1998-03-31
SPIROS DEVELOPMENT CORP II INC
filed 1998-05-12
CIK 1047600

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---------               THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

 ---------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


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


       Registrant's telephone number, including area code (619) 457-2553


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes     X   No
                                                          ---     ---

     The number of shares of the Registrant's Callable Common Stock and Special Common Stock outstanding as of April 30, 1998 were 6,325,000 and 1,000, respectively.

                    SPIROS DEVELOPMENT CORPORATION II, INC.
                                     INDEX

                                                                      Page No.
                                                                      --------
PART I- FINANCIAL INFORMATION
Item 1. Financial Statements

        Balance Sheets -
         December 31, 1997 and March 31, 1998 ...........................    3
        Statements of Operations -
         Three months ended March 31, 1998 and the
         period September 23, 1997 (date of incorporation)
         through March 31, 1998 .........................................    4
        Consolidated Statements of Cash Flows -
         Three months ended March 31, 1998 and the
         period September 23, 1997 (date of incorporation)
         through March 31, 1998 .........................................    5
        Notes to Financial Statements                                        6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...........................    7
        Risks and Uncertainties .........................................    9

Item 3. Quantitative and Qualitative Disclosures about Market Risk ......   17

PART II-OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds ........................   17

Item 6. Exhibits and Reports on Form 8-K ................................   17

SIGNATURES ..............................................................   18

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   SPIROS DEVELOPMENT CORPORATION II, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)
                               BALANCE SHEETS
                     In thousands, except share amounts

                                                                    DECEMBER 31,      MARCH 31,
                                                                        1997            1998
                                                                    ------------      ---------
                                                                                     (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $  139,035      $  43,956
  Short-term investments                                                  31,471        113,256
  Prepaid and other current assets                                                          173
                                                                      ----------     ----------

           Total current assets                                          170,506        157,385
                                                                      ----------     ----------

TOTAL                                                                 $  170,506     $  157,385
                                                                      ----------     ----------
                                                                      ----------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Payable to Dura Pharmaceuticals, Inc.                                 $  8,399       $  4,442
  Accrued Liabilities                                                         26             86
                                                                      ----------     ----------

           Total current liabilities                                       8,425          4,528
                                                                      ----------     ----------

SHAREHOLDERS' EQUITY:
  Special common stock, par value $1.00, 1,000 shares
    authorized, issued, and outstanding                                        1              1
  Callable common stock, par value $.001, 7,500,000 shares
    authorized; 6,325,000 shares issued and outstanding                        6              6
  Additional paid-in capital                                             168,977        168,888
  Accumulated other comprehensive income (loss)                               21           (172)
  Accumulated deficit                                                     (6,924)       (15,866)
                                                                      ----------     ----------

           Total shareholders' equity                                    162,081        152,857
                                                                      ----------     ----------

TOTAL                                                                 $  170,506     $  157,385
                                                                      ----------     ----------
                                                                      ----------     ----------

See accompanying notes to financial statements.

                   SPIROS DEVELOPMENT CORPORATION II, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)
                          STATEMENTS OF OPERATIONS
                    In thousands, except per share amounts
                                (unaudited)

                                                                       SEPTEMBER 23, 1997
                                                                            (DATE OF
                                                      THREE MONTHS       INCORPORATION)
                                                          ENDED             THROUGH
                                                        MARCH 31,          MARCH 31,
                                                          1998                1998
                                                      ------------     -----------------
REVENUES:
  Interest income                                        $  2,333           $  2,555
                                                      ------------     -----------------
EXPENSES:
  Research and development                                 10,985             18,025
  General and administrative                                  264                370
                                                      ------------     -----------------
           Total expenses                                  11,249             18,395
                                                      ------------     -----------------
OPERATING LOSS BEFORE INCOME TAXES                         (8,916)           (15,840)
PROVISION FOR INCOME TAXES                                     26                 26
                                                      ------------     -----------------
NET LOSS                                                 $ (8,942)          $(15,866)
                                                      ------------     -----------------
                                                      ------------     -----------------
NET LOSS PER SHARE:
  Basic and diluted                                      $  (1.41)          $  (2.51)
                                                      ------------     -----------------
                                                      ------------     -----------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  Basic and diluted                                         6,325              6,325
                                                      ------------     -----------------
                                                      ------------     -----------------

See accompanying notes to financial statements.

                    SPIROS DEVELOPMENT CORPORATION II, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS
                                In thousands
                                 (unaudited)

                                                                                        SEPTEMBER 23, 1997
                                                                          THREE             (DATE OF
                                                                          MONTHS          INCORPORATION)
                                                                          ENDED              THROUGH
                                                                         MARCH 31,            MARCH 31,
                                                                           1998                1998
                                                                        ----------      ------------------
NET CASH USED IN OPERATING ACTIVITIES                                   $  (11,812)       $        (11,583)
                                                                        ----------      ------------------
INVESTING ACTIVITIES:
  Purchases of short-term investments                                      (81,978)               (113,428)
                                                                        ----------      ------------------
FINANCING ACTIVITIES:
  Net proceeds from issuance of special common and callable
    common stock                                                                                    93,967
  Contribution from Dura Pharmaceuticals, Inc. for purchase option                                  75,000
  Decrease in payable to Dura Pharmaceuticals, Inc. for
    issuance costs                                                          (1,289)
                                                                        ----------      ------------------
           Net cash provided by (used in) financing activities              (1,289)                168,967
                                                                        ----------      ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (95,079)                 43,956
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           139,035
                                                                        ----------      ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  43,956       $          43,956
                                                                        ----------      ------------------
                                                                        ----------      ------------------

See accompanying notes to financial statements.

                    SPIROS DEVELOPMENT CORPORATION II, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Spiros Development Corporation II, Inc. ("Spiros Corp. II" or the "Company") in accordance with the instructions to Form 10-Q. The financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of the periods presented. For more complete financial information, these financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the period September 23, 1997 (date of incorporation) through December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim period is not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.


2.   ORGANIZATION

Spiros Corp. II was incorporated in the state of Delaware on September 23, 1997 for the purpose of continuing the development of Spiros, a dry powder pulmonary drug delivery system, and conducting formulation work, clinical trials and commercialization for certain specified leading asthma and chronic obstructive pulmonary disease ("COPD") drugs for use with Spiros. The Company commenced operations on December 22, 1997, completing an initial public offering (the "Offering") of 6,325,000 Units, each Unit consisting of one share of callable common stock of the Company and one warrant to purchase one-fourth of one share of Dura Pharmaceuticals, Inc. ("Dura") common stock. The offering resulted in net proceeds to the Company of approximately $94 million. Concurrently, Dura contributed $75 million to the Company. Substantially all funds from the Offering, the $75 million contribution and interest earned thereon, are expected to be paid to Dura for the development and commercialization of certain drugs for use with Spiros pursuant to various agreements with Dura.

3.   NEW ACCOUNTING STANDARD

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires reporting and displaying comprehensive income (loss) and its components which, for Spiros Corp. II, includes net loss and unrealized losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of shareholders' equity.

For the three months ended March 31, 1998 and the period September 23, 1997 (date of incorporation) through March 31, 1998, comprehensive loss consisted of (in thousands):

                                                                        September 23, 1997
                                                      Three Months    (date of incorporation)
                                                         Ended               through
                                                     March 31, 1998        March 31, 1998
                                                     --------------   -----------------------
Net Loss                                                 $(8,942)            $(15,866)

Other Comprehensive Loss:
  Unrealized Loss on Investments                            (193)                (172)
                                                     --------------   -----------------------
Comprehensive Loss                                       $(9,135)            $(16,038)
                                                     --------------   -----------------------
                                                     --------------   -----------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the period September 23, 1997 (date of incorporation) through December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. This report on Form 10-Q may contain certain forward-looking statements concerning the Company's business. See "Risks and Uncertainties" for a discussion of factors known to the Company that could cause reported financial information not to be necessarily indicative of future results. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date hereof.

GENERAL

Spiros Corp. II was incorporated on September 23, 1997 for the purpose of continuing the development of Spiros-Registered Trademark-, a dry powder pulmonary drug delivery system, and to conduct formulation work, clinical trials and commercialization for certain specified leading asthma and chronic obstructive pulmonary disease ("COPD") drugs for use with Spiros. The Company commenced operations on December 22, 1997.

On December 22, 1997, the Company and Dura completed an initial public offering of 6,325,000 Units (the "Units"), each Unit consisting of one share of Callable Common Stock ("Common Stock") of the Company and one warrant to purchase one-fourth of one share of Dura common stock at a price of $54.84 per share. The Offering resulted in net proceeds to the Company of approximately $94 million. Concurrently, Dura contributed $75 million to the Company. Substantially all funds from the Offering and the $75 million contribution from Dura and interest earned thereon, are expected to be paid to Dura for the development and commercialization of Spiros and the use of Spiros with certain drugs pursuant to various agreements as described below. Through December 31, 1999, the Units will trade publicly. Effective January 1, 2000, the Units will separate into the two underlying securities.

Dura has an irrevocable option (the "Purchase Option") to purchase all, but not less than all, of the issued and outstanding shares of the Company's Common Stock at predetermined prices. Dura may exercise the Purchase Option at any time through the earlier of (a) December 31, 2002, (b) the 90th day after the date the Company provides Dura with quarterly financial statements of the Company showing cash or cash equivalents of less than $5 million, although Dura may extend such period by providing additional funding for the continued development of Spiros, but in no event beyond December 31, 2002, or (c) upon termination of the technology license, development, or the manufacturing agreements between the Company and Dura. If the Purchase Option is exercised, the per share price will be $24.01 through December 31, 1999, increasing on a quarterly basis to $45.95 per share through December 31, 2002. The purchase price may be paid, at Dura's discretion, in cash, shares of Dura common stock, or any combination thereof.

RESULTS OF OPERATIONS

The Company incurred a net loss of $8,942,000 and $15,866,000 for the three months ended March 31, 1998 and for the period September 23, 1997 (date of incorporation) through March 31, 1998, respectively. For the first quarter of 1998, research and development costs totaled $10,985,000 and general and administrative expenses totaled $264,000. The research and development expenses were for Spiros related activities performed by Dura pursuant to a development agreement. The Company's interest income for the first quarter of 1998 totaled $2,333,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's initial capitalization totaled $169 million, consisting of net proceeds from the Offering of approximately $94 million and a $75 million contribution from Dura. At March 31, 1998, the Company had cash, cash equivalents, and short-term investments totaling $157.2 million. The Company believes that its working capital and expected cash flows from its cash and short-term investments will be sufficient to fund its cash requirements through at least the next twelve months.

Spiros Corp. II relies on Dura for its operating and financial systems pursuant to the various agreements described above. The Company has made inquiries of Dura and Dura has stated that it recognizes the need to ensure its operations will not be adversely impacted by the inability of Dura's systems to process data having dates on or after January 1, 2000 ("Year 2000"). Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk. Dura has indicated that it is currently addressing the risk, with respect to the availability and integrity of its financial systems and the reliability of its operating systems, and is in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business to assess whether they are Year 2000 compliant.
While the Company believes that Dura's planning efforts are adequate to address the Year 2000 concerns, there can be no assurance that the systems of other companies on which Dura's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. In addition, the potential impact of the Year 2000 on others with whom the Company, through agreements with Dura, does business cannot be reasonably estimated at this time. The cost of Dura's Year 2000 initiatives will be paid entirely by Dura.

RISKS AND UNCERTAINTIES

FORWARD-LOOKING STATEMENTS. The Company cautions readers that the statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ from those currently anticipated due to a number of factors, including those identified below.

DEVELOPMENT RISKS ASSOCIATED WITH SPIROS. Spiros will require significant additional development. There can be no assurance that development of Spiros will be completed successfully, that Spiros will not encounter problems in clinical trials that will cause the delay or suspension of such trials, that current or future testing will show Spiros to be safe or efficacious, or that Spiros will receive regulatory approval. In addition, regulatory approvals will have to be obtained for each drug to be delivered through the use of Spiros prior to commercialization. Moreover, even if Spiros does receive regulatory approval, there can be no assurance that Spiros will be commercially successful, have all of the patent and other protections necessary to prevent competitors from producing similar products and not infringe on patent or other proprietary rights of third parties. The failure of the Spiros drug combinations being developed by the Company to receive timely regulatory approval and achieve commercial success would have a material adverse effect on the Company.

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

Dura, on the Company's behalf, has submitted an abbreviated NDA called a 505(b)(2) application for the use of albuterol with the Spiros system. Dura, on the Company's behalf, expects to submit an abbreviated NDA for the use of other drugs with the Spiros system. No assurances can be given that all of Dura's drugs identified for development with Spiros will be suitable for, or approved under, abbreviated application procedures. Certain abbreviated application procedures have been the subject of petitions filed by brand name manufacturers which seek changes in the FDA's approval process for such abbreviated applications. These requested changes include, among other things, disallowance of the use by an applicant of an abbreviated application with data considered proprietary by the original manufacturer that was submitted to the FDA as part of an original NDA. The Company or Dura is unable to predict at this time whether the FDA will make any changes to its abbreviated application procedures as a result of such petitions or the effect that such changes or challenges may have on the Company.

There can be no assurance that the Spiros products currently in development by the Company will be approved by the FDA. In addition, there can be no assurance that all necessary approvals will be granted for future products or that FDA review or actions will not involve delays caused by the FDA's request for additional information or testing that could adversely affect the time to market and sale of the products. Failure to comply with applicable regulatory requirements can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions.

NO DEVELOPMENT, MANUFACTURING OR MARKETING CAPABILITY. Spiros Corp. II has no development, manufacturing or marketing capabilities. Spiros Corp. II is obligated to only utilize Dura's development capability durig the term of the Development Agreement between Dura and the Company and Dura's manufacturing facilities for manufacturing during the term of the Manufacturing and Marketing Agreement between Dura and the Company. Dura has the right under the Manufacturing and Marketing Agreement to use contract manufacturers and currently plans to rely on third parties to manufacture certain components of Spiros. There can be no assurance that Dura's facilities or those of its contract manufacturers will be satisfactory for the needs of Spiros Corp. II. In addition, Dura or its contract manufacturers, as the case may be, may require additional FDA approval prior to commencing manufacturing of Spiros products. There can be no assurance that the Spiros products can be manufactured, whether by Dura or a contract manufacturer, on a commercial scale for commercially reasonable cost or on a timely basis. In addition, Spiros Corp. II has no experience in sales, marketing or distribution.

Under the Manufacturing and Marketing Agreement, Dura has been granted exclusive worldwide marketing rights to the Spiros products. There can be no assurance that Dura's sales and marketing force will be able to establish commercially successful sales and distribution capabilities for the Spiros products.

DEPENDENCE ON DURA. Substantially all of the Company's available funds will be paid to Dura under the Development Agreement. Payments under the Development Agreement will be made for the full amount of all of Dura's research and development expenses, general and administrative expenses, capital equipment costs and all other costs and expenses incurred by Dura in performing the activities, on behalf of Spiros Corp. II, up to the maximum amount of funds available to Spiros Corp. II, which include substantially all of the available funds. In addition, Dura will be primarily responsible for the marketing and manufacturing of the Spiros Products, if any are commercialized prior to the expiration of the Purchase Option. Spiros Corp. II is not expected to have its own research, development, clinical, licensing, administration, manufacturing or marketing employees or facilities and thus will be entirely dependent on Dura in these areas. Subject to their respective obligations under the Development Agreement and consistent with commercially reasonable practices, Dura will have sole discretion to determine the allocation of its research, development, clinical, licensing, administration, manufacturing and marketing employees and facilities. Although Dura believes that its personnel and facilities currently are, or in the future will be, adequate for the performance of its duties under the Development Agreement and the Manufacturing and Marketing Agreement, Dura's proprietary and collaborative development, licensing, manufacturing and marketing projects may compete for time and resources with projects undertaken by Spiros Corp. II pursuant to the Development Agreement and the Manufacturing and Marketing Agreement, thereby delaying development, manufacture and marketing of the Spiros Products. Any material adverse change in the business or financial condition of Dura could have a material adverse effect upon Spiros Corp. II.

COMMON MANAGEMENT. The Company's agreements with Dura, consisting of the Technology Agreement, the Development Agreement, the Manufacturing and Marketing Agreement and the Albuterol and Product Option Agreement (collectively, the "Major Agreements") were approved by Dura, as controlling shareholder of Spiros Corp. II, at the time the Major Agreements were executed, which, in such capacity, may have influenced the Board of Directors of Spiros Corp. II to enter into such agreements. Two of the current members of the Board of Directors of Spiros Corp. II are persons who are directors and/or officers of Dura and each of the three officers of the Company are officers of Dura.

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

NO ASSURANCE OF EXERCISE OF DURA'S OPTIONS. Dura is not obligated to exercise the Purchase Option, the Albuterol Option or the Product Option, and it will exercise such options only if, in the opinion of Dura's Board of Directors, it is in Dura's best interest to do so. Even if the Spiros products are developed and approved, if Dura does not exercise the Purchase Option, Spiros Corp. II will be required to find alternative ways to commercially market or exploit the Spiros products and there can be no assurance that Spiros Corp. II will be able to do so. If, in the event Dura fails to exercise the Purchase Option, and Spiros Corp. II determines to market the Spiros products itself, Spiros Corp. II will require substantial additional funds. There can be no assurance that such funds will be available on attractive terms, if at all. Similarly, if Spiros Corp. II determines to license the Spiros products to third parties, such arrangements, if available, may be on terms less favorable to Spiros Corp. II than the terms of Spiros Corp. II's arrangements with Dura.

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

NO ASSURANCE THAT THE PURCHASE OPTION WILL BE REPRESENTATIVE OF THE VALUE OF SPIROS CORP. II. The Purchase Option exercise price was determined and set forth in the Spiros Corp. II Amended and Restated Certificate of Incorporation as of the date of the closing of the Offering and therefore may not be representative of the value of the Spiros Corp. II callable common stock at the time of the exercise of the Purchase Option.

POTENTIAL COMPETITION FROM DURA. Dura is engaged in ongoing licensing and development of new products. While Dura has licensed the rights to develop, manufacture and commercialize the Spiros products in connection with the Spiros technology to Spiros Corp. II, Dura is not prohibited from developing other products using Spiros, including those that may compete with the Spiros products, or from in-licensing or acquiring products that may compete with the Spiros products. Dura's activities may, in some circumstances, lead to the development, in-licensing or acquisition of products that compete with the Spiros products being developed by Spiros Corp II. It is possible that Dura's rights with respect to such competitive products could reduce Dura's incentive to exercise the albuterol option, the product option or the Purchase Option.

ABILITY OF SPECIAL SHAREHOLDER TO LIMIT CERTAIN SPIROS CORP. II ACTIVITIES. Pursuant to the Company's Amended and Restated Certificate of Incorporation, until the expiration of the Purchase Option, no resolution or act of the Company to authorize or permit any of the following will be effective without the prior written approval of Dura as the holder of all of the outstanding Special Common Stock (the "Special Shares"): (i) the allotment or issue of shares or other securities of the Company or the creation of any right to such an allotment or issue; (ii) the reduction of the Company's authorized capital stock; (iii) the alteration of or any change to the rights, powers, preferences and restrictions of the Special Shares; (iv) outstanding borrowings of an aggregate of more than $1 million at any one time; (v) the sale or other disposition of or the creation of any lien or liens on the whole or a material part of the Company's business or assets; (vi) the declaration or payment of dividends or the making of any other distributions to the Company's shareholders; (vii) the merger, consolidation or reorganization of the Company with or into any other corporation; (viii) the sale, liquidation or other disposition of all or substantially all of the assets of the Company; (ix) the alteration or amendment of Articles IV or VII of the Company's Amended and Restated Certificate of Incorporation; and (x) the adoption, amendment or repeal of the Bylaws of the Company. Accordingly, Dura could preclude the holders of a majority of the outstanding Spiros Corp. II Common Stock and the Board of Directors of Spiros Corp. II from taking any of the foregoing actions during such period. Dura, as holder of all of the outstanding Special Shares, may transfer or sell all, but not less than all, of such shares. As a result, an unrelated third party may acquire rights associated with the Special Shares, including the rights discussed in this section and the right to exercise the albuterol option, the product option and the Purchase Option. There can be no assurance that any transferee of the Special Shares will have the same financial resources or development, manufacturing or marketing capabilities as Dura, which may have a material adverse effect on the likelihood of the exercise of the albuterol option, the product option or the Purchase Option.

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

THIRD-PARTY REIMBURSEMENT; PRICING PRESSURES. The Company's commercial success will be impacted by the availability of adequate reimbursement from third-party health care payers, such as government and private health insurers and managed care organizations. Third-party payers are increasingly challenging the pricing of medical products and services. There can be no assurance that reimbursement will be available to enable the Company to achieve market acceptance of its products, if approved, or to maintain price levels sufficient to realize an appropriate return on the Company's investment in development. The market for the Company's products, if approved, may be limited by actions of third-party payers. For example, many managed health care organizations are now controlling the pharmaceuticals that are on their formulary lists. The resulting competition among pharmaceutical companies to place their products on these formulary lists has created a trend of downward pricing pressure in the industry. In addition, many managed care organizations are pursuing various ways to reduce pharmaceutical costs and are considering formulary contracts primarily with those pharmaceutical companies that can offer a full line of products for a given therapy sector or disease state. There can be no assurance that the Company's products, if approved, will be included on the formulary lists of managed care organizations or that downward pricing pressure in the industry generally will not negatively impact the Company's operations.

LIMITED MANUFACTURING EXPERIENCE. Dura's principal manufacturing facility is intended to be used to formulate, mill, blend and manufacture drugs to be used with Spiros, pending regulatory approval. Equipment purchases and validation are currently scheduled through 1998. Dura's manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with current Good Manufacturing Practice ("cGMPs") requirements prescribed by the FDA and the State of California. Dura will need to significantly scale up its current manufacturing operations and comply with cGMPs and other regulations prescribed by various regulatory agencies in the U.S. and other countries to achieve the prescribed quality and required levels of production of such products to obtain marketing approval. Any failure or significant delay in the validation of or obtaining a satisfactory regulatory inspection of the new facility, failure to successfully scale up or failure to maintain necessary regulatory approvals for such facilities could have a material adverse effect on the ability of Dura to manufacture products in connection with Spiros. Dura intends to utilize third parties to produce components of and assemble the Spiros aerosol generator. Such third parties have only produced limited quantities of components and assembled generators and will be required to significantly scale up their activities. There can be no assurance that such third parties will be successful in completing these activities in a timely manner or can meet cGMP requirements. Any failure or delay in the scale up of aerosol generator manufacturing would have a material adverse effect on the ability of Dura to manufacture Spiros products.

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

The Company may be required to obtain licenses to patents or other proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in Spiros product market introductions or could find that the development, manufacture or sale of the Spiros products requiring such licenses could be foreclosed. Moreover, the Company could incur substantial costs and diversion of management time in defending itself in any suits brought against it claiming infringement of the patent rights of others or in asserting the Company's patent rights.

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

YEAR 2000 COMPLIANCE CONSIDERATIONS. Spiros Corp. II relies on Dura for its operating and financial systems pursuant to the various agreements described. The Company has made inquiries of Dura and Dura has stated that it recognizes the need to ensure its operations will not be adversely impacted by the inability of Dura's systems to process data having dates on or after January 1, 2000 ("Year 2000"). Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk. Dura has indicated that it is currently addressing the risk, with respect to the availability and integrity of its financial systems and the reliability of its operating systems, and is in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business to assess whether they are Year 2000 compliant. While the Company believes that Dura's planning efforts are adequate to address the Year 2000 concerns, there can be no assurance that the systems of other companies on which Dura's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. In addition, the potential impact of the Year 2000 on others with whom the Company, through agreements with Dura, does business cannot be reasonably estimated at this time. The cost of Dura's Year 2000 initiatives will be paid entirely by Dura.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


                          PART II - OTHER INFORMATION


ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

On December 22, 1997, the Company and Dura completed the offering of 6,325,000 Units, pursuant to a registration statement on Form S-1/S-3 (No. 333-37673/37673-01). The registration statement was declared effective on December 16, 1997. Securities were first offered on December 17, 1997, and the offering closed on December 22, 1997. Merrill Lynch & Co. and Donaldson, Lufkin & Jenrette Securities Corporation acted as managing underwriters of the offering. The Units were sold to the public at an offering price of $16.00 per Unit, with aggregate proceeds of $101.2 million. The Company received all proceeds from the offering, which totaled $94 million, net of estimated offering expenses and underwriters' discounts of $7.2 million. Offering expenses include $161,000 paid to Dura as reimbursement for direct costs incurred by Dura in connection with the offering. The net proceeds from the Offering were invested in cash, cash equivalents and short term investments. As of March 31, 1998, the Company has used $11.6 million of its cash, cash equivalents and short term investments for its operating activities.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          Exhibit No.
          -----------

          27        Financial Data Schedule



(b)  Reports on Form 8-K

          None.

                                  SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                              SPIROS DEVELOPMENT CORPORATION II, INC.


Date:   May 6, 1998                     /s/ Erle T. Mast
                                        ----------------
                                         (Erle T. Mast)
                                        Vice President, and Chief
                                              Financial Officer
                                        (Principal Financial Officer)

                                 EXHIBIT  INDEX
                                       TO
                                   FORM 10-Q


                    SPIROS DEVELOPMENT CORPORATION II, INC.


Exhibit No.    Description
----------     -----------

      27       Financial Data Schedule