Form 10-Q
period 1998-06-30
SPIROS DEVELOPMENT CORP II INC
filed 1998-08-14
CIK 1047600

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   -----       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1998

                                         OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                For the transition period from          to         .
                                               --------    --------
                         COMMISSION FILE NUMBER: 000-23501

                      SPIROS DEVELOPMENT CORPORATION II, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                    33-0774288
     (State or other jurisdiction                       (I.R.S. Employer
     or incorporation or organization)                  Identification No.)

     7475 LUSK BLVD., SAN DIEGO, CALIFORNIA                  92121
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

     The number of shares of the Registrant's Callable Common Stock and Special Common Stock outstanding as of July 31, 1998 were 6,325,000 and 1,000, respectively.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    SPIROS DEVELOPMENT CORPORATION II, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                       In thousands, except share amounts
-------------------------------------------------------------------------------

                                                     DECEMBER 31,   JUNE 30,
                                                         1997         1998
                                                     ------------  -----------
                                                                   (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $ 139,035     $  52,186
  Short-term investments                                 31,471        94,357
  Prepaid and other current assets                                        157
                                                      ---------     ---------

           Total current assets                         170,506       146,700
                                                      ---------     ---------

TOTAL                                                 $ 170,506     $ 146,700
                                                      ---------     ---------
                                                      ---------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Payable to Dura Pharmaceuticals, Inc.               $   8,399     $   5,110
  Accrued liabilities                                        26           152
                                                      ---------     ---------

           Total current liabilities                      8,425         5,262
                                                      ---------     ---------

STOCKHOLDERS' EQUITY:
  Special common stock, par value $1.00,
    1,000 shares authorized, issued, and outstanding          1             1
  Callable common stock, par value $.001,
    7,500,000 shares authorized; 6,325,000 shares
    issued and outstanding                                    6             6
  Additional paid-in capital                            168,977       168,960
  Accumulated other comprehensive income (loss)              21           (71)
  Accumulated deficit                                    (6,924)      (27,458)
                                                      ---------     ---------

           Total stockholders' equity                   162,081       141,438
                                                      ---------     ---------

TOTAL                                                 $ 170,506     $ 146,700
                                                      ---------     ---------
                                                      ---------     ---------

See accompanying notes to financial statements.

                       SPIROS DEVELOPMENT CORPORATION II, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)
                               STATEMENTS OF OPERATIONS
                        In thousands, except per share amounts
                                     (unaudited)

                                                                SEPTEMBER 23, 1997
                                           THREE       SIX          (DATE OF
                                           MONTHS     MONTHS      INCORPORATION)
                                           ENDED      ENDED          THROUGH
                                          JUNE 30,   JUNE 30,        JUNE 30,
                                            1998       1998            1998
                                          --------   --------   ------------------
REVENUES:
  Interest income                         $  2,106   $  4,439        $  4,661
                                          --------   --------        --------
EXPENSES:
  Research and development                  13,360     24,345          31,385
  General and administrative                   278        542             648
                                          --------   --------        --------

           Total expenses                   13,638     24,887          32,033
                                          --------   --------        --------

OPERATING LOSS BEFORE INCOME TAXES         (11,532)   (20,448)        (27,372)
PROVISION FOR INCOME TAXES                      60         86              86
                                          --------   --------        --------

NET LOSS                                  $(11,592)  $(20,534)       $(27,458)
                                          --------   --------        --------
                                          --------   --------        --------
NET LOSS PER SHARE:
  Basic and diluted                       $  (1.83)  $  (3.25)       $  (4.34)
                                          --------   --------        --------
                                          --------   --------        --------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES:
    Basic and diluted                        6,325      6,325           6,325
                                          --------   --------        --------
                                          --------   --------        --------

See accompanying notes to financial statements.

                       SPIROS DEVELOPMENT CORPORATION II, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)
                               STATEMENTS OF CASH FLOWS
                                     In thousands
                                     (unaudited)

                                                                  SEPTEMBER 23, 1997
                                                                      (DATE OF
                                                       SIX MONTHS    INCORPORATION)
                                                          ENDED        THROUGH
                                                         JUNE 30,      JUNE 30,
                                                           1998          1998
                                                       ---------- ------------------
NET CASH USED IN OPERATING ACTIVITIES                   $ (22,582)   $ (22,354)
                                                        ---------    ---------
INVESTING ACTIVITIES:
  Purchases of short-term investments                     (88,103)    (119,553)
  Sales and maturities of short-term investments           25,125       25,125
                                                        ---------    ---------

     Net cash used in investing activities                (62,978)     (94,428)
                                                        ---------    ---------

FINANCING ACTIVITIES:
  Net proceeds from issuance of special common and
    callable common stock                                               93,968
  Contribution from Dura Pharmaceuticals, Inc. for
    purchase option                                                     75,000
  Decrease in payable to Dura Pharmaceuticals, Inc. for
    issuance costs                                         (1,289)
                                                        ---------    ---------

     Net cash provided by (used in) financing activities   (1,289)     168,968
                                                        ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (86,849)      52,186
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          139,035
                                                        ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  52,186    $  52,186
                                                        ---------    ---------
                                                        ---------    ---------

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


2.   ORGANIZATION

Spiros Corp. II was incorporated in the state of Delaware on September 23, 1997 for the purpose of continuing the development of Spiros-Registered Trademark-, a dry powder pulmonary drug delivery system, and conducting formulation work, clinical trials and commercialization for certain specified leading asthma and chronic obstructive pulmonary disease ("COPD") drugs for use with Spiros. The Company commenced operations on December 22, 1997, completing an initial public offering (the "Offering") of 6,325,000 Units, each Unit consisting of one share of callable common stock of the Company and one warrant to purchase one-fourth of one share of Dura Pharmaceuticals, Inc. ("Dura") common stock. The offering resulted in net proceeds to the Company of approximately $94 million. Concurrently, Dura contributed $75 million to the Company. Substantially all funds from the Offering, the $75 million contribution and interest earned thereon, are expected to be paid to Dura for the development and commercialization of certain drugs for use with Spiros pursuant to various agreements with Dura.

3.   NEW ACCOUNTING STANDARD

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires reporting and displaying comprehensive income (loss) and its components which, for Spiros Corp. II, includes net loss and unrealized income (loss) on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders' equity.

For the three and six months ended June 30, 1998, and the period September 23, 1997 (date of incorporation) through June 30, 1998, comprehensive loss consisted of (in thousands):

                                                                       September 23,
                                                                            1997
                                                                         (date of
                                        Three Months     Six Months    incorporation)
                                            Ended           Ended         through
                                        June 30, 1998   June 30, 1998   June 30, 1998
                                        -------------   -------------   -------------
Net Loss                                  $(11,592)       $(20,534)      $(27,458)

Other Comprehensive Income (Loss):
  Unrealized Income (Loss)
    on Investments                             101             (92)           (71)
                                          --------        --------       --------

Comprehensive Loss                        $(11,491)       $(20,626)      $(27,529)
                                          --------        --------       --------
                                          --------        --------       --------



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

GENERAL

Spiros Corp. II was incorporated on September 23, 1997 for the purpose of continuing the development of Spiros-Registered Trademark-, a dry powder pulmonary drug delivery system, and to conduct formulation work, clinical trials and commercialization for certain specified leading asthma and chronic obstructive pulmonary disease ("COPD") drugs for use with Spiros ("Spiros Products"). The Company commenced operations on December 22, 1997.

On December 22, 1997, the Company and Dura completed an initial public offering of 6,325,000 Units (the "Units"), each Unit consisting of one share of Callable Common Stock ("Common Stock") of the Company and one warrant (the "Warrant") to purchase one-fourth of one share of Dura common stock at a price of $54.84 per share. The Offering resulted in net proceeds to the Company of approximately $94 million. Concurrently, Dura contributed $75 million to the Company. Substantially all funds from the Offering and the $75 million contribution from Dura and interest earned thereon, are expected to be paid to Dura for the development and commercialization of certain drugs for use with Spiros pursuant to various agreements with Dura. Through December 31, 1999, the Units will trade publicly. Effective January 1, 2000, the Units will separate into the two underlying securities.

Dura has an irrevocable option (the "Purchase Option") to purchase all, but not less than all, of the issued and outstanding shares of the Company's Common Stock at predetermined prices. Dura may exercise the Purchase Option at any time through the earlier of (a) December 31, 2002, (b) the 90th day after the date the Company provides Dura with quarterly financial statements of the Company showing cash or cash equivalents of less than $5 million, although Dura may extend such period by providing additional funding for the continued development of Spiros, but in no event beyond December 31, 2002, or
(c) upon termination of the technology license, development, or the manufacturing agreements between the Company and Dura. If the Purchase Option is exercised, the per share price will be $24.01 before January 1, 2000, increasing on a quarterly basis to $45.95 per share through December 31, 2002. The purchase price may be paid, at Dura's discretion, in cash, shares of Dura common stock, or any combination thereof.

RESULTS OF OPERATIONS

The Company incurred a net loss of $11,592,000, $20,534,000, and $27,458,000 for the three months ended June 30, 1998, six months ended June 30, 1998, and for the period September 23, 1997 (date of incorporation) through June 30, 1998, respectively. For the three months and six months ended June 30, 1998, research and development costs totaled $13,360,000 and $24,345,000, respectively, and general and administrative expenses totaled $278,000 and $542,000, respectively. The research and development expenses were for Spiros related activities performed by Dura pursuant to a development agreement. The Company's interest income for the three months and six months ended June 30, 1998 totaled $2,106,000 and $4,439,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's initial capitalization totaled $169 million, consisting of net proceeds from the Offering of approximately $94 million and a $75 million contribution from Dura. At June 30, 1998, the Company had cash, cash equivalents, and short-term investments totaling $146.5 million. The Company believes that its working capital and expected cash flows from its cash and short-term investments will be sufficient to fund its cash requirements through at least the next twelve months.

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

DEVELOPMENT RISKS ASSOCIATED WITH SPIROS. Spiros will require significant additional development. There can be no assurance that development of Spiros will be completed successfully, that Spiros will not encounter problems in clinical trials that will cause the delay or suspension of such trials, that current or future testing will show any Spiros Product to be safe or efficacious, or that any Spiros Product will receive regulatory approval in a timely manner, if at all. In addition, regulatory approvals will have to be obtained for each drug to be delivered through the use of Spiros prior to commercialization. Moreover, even if Spiros does receive regulatory approval, there can be no assurance that Spiros will be commercially successful, have all of the patent and other protections necessary to prevent competitors from producing similar products and not infringe on patent or other proprietary rights of third parties. The failure of the Spiros

Products being developed by the Company to receive timely regulatory approval and achieve commercial success would have a material adverse effect on the Company.

GOVERNMENT REGULATION; NO ASSURANCE OF FDA APPROVAL. Development, testing, manufacturing and marketing of pharmaceutical products including drug delivery systems are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries. The process of obtaining FDA approval of pharmaceutical products and drug delivery systems is costly and time consuming. Any new pharmaceutical product must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA. Such regulatory review includes the determination of manufacturing capability and product performance. Marketing of drug delivery systems also requires FDA approval, which can be costly and time consuming to obtain. A separate regulatory approval will need to be obtained for each Spiros Product.

Dura, on the Company's behalf, has submitted an abbreviated NDA called a 505(b)(2) application for the use of albuterol with the Spiros system ("Albuterol Spiros-TM-"). Dura, on the Company's behalf, expects to submit an abbreviated NDA for the use of other drugs with the Spiros system. No assurances can be given that all of the drugs identified for development with Spiros will be suitable for, or approved under, abbreviated application procedures. Certain abbreviated application procedures have been the subject of petitions filed by brand name manufacturers which seek changes in the FDA's approval process for such abbreviated applications. These requested changes include, among other things, disallowance of the use by an applicant of an abbreviated application with data considered proprietary by the original manufacturer that was submitted to the FDA as part of an original NDA. Neither the Company nor Dura is able to predict at this time whether the FDA will make any changes to its abbreviated application procedures as a result of such petitions or the effect that such changes or challenges may have on the Company.

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

NO DEVELOPMENT, MANUFACTURING OR MARKETING CAPABILITY. Spiros Corp. II has no development, manufacturing or marketing capabilities. Spiros Corp. II is obligated to only utilize Dura's development capability during the term of the Development Agreement between Dura and the Company and Dura's manufacturing facilities for manufacturing during the term of the Manufacturing and Marketing Agreement between Dura and the Company. Dura has the right under the Manufacturing and Marketing Agreement to use contract manufacturers and currently plans to rely on third parties to manufacture certain components of Spiros. There can be no assurance that Dura's facilities or those of its contract manufacturers will be satisfactory for the needs of Spiros Corp. II. In addition, Dura or its contract manufacturers, as the case may be, may require additional FDA approval prior to commencing manufacturing of Spiros Products. There can be no assurance that the Spiros Products can be manufactured, whether by Dura or a contract manufacturer, on a commercial scale at a commercially reasonable cost or on a timely basis. In addition, Spiros Corp. II has no experience in sales, marketing or distribution. Under the Manufacturing and Marketing Agreement, Dura has been granted exclusive worldwide marketing rights to the Spiros Products. There can be no assurance that Dura's sales and marketing force will be able to establish commercially successful sales and distribution capabilities for the Spiros Products.

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

COMMON MANAGEMENT. The Company's agreements with Dura, consisting of the Technology Agreement, the Development Agreement, the Manufacturing and Marketing Agreement and the Albuterol and Product Option Agreement (collectively, the "Major Agreements") were approved by Dura, as controlling shareholder of Spiros Corp. II at the time the Major Agreements were executed, which, in such capacity, may have influenced the Board of Directors of Spiros Corp. II to enter into such agreements. Three of the current members of the Board of Directors of Spiros Corp. II are persons who are directors and/or officers of Dura and each of the three officers of the Company are officers of Dura.

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

There are at least 10 companies currently involved in the development, marketing or sales of dry powder pulmonary drug delivery systems. There are two types of DPIs currently in commercial use worldwide, individual dose and multiple dose. Individual dose DPIs currently marketed in the U.S. include the Rotohaler-TM-(developed and marketed by Glaxo) and the Spinhaler-Registered Trademark-(developed and marketed by Fisons Limited). The Turbuhaler-Registered Trademark- (developed and marketed by Astra), a multiple dose DPI, is the leading DPI in worldwide sales. In June 1997, the FDA approved the first Turbuhaler product, the Pulmicort Turbuhaler, for marketing in the U.S., which Astra launched in early 1998. Recently the FDA also approved two multiple dose DPIs developed by Glaxo, the Flovent-Registered Trademark- Rotadisk-Registered Trademark- and the Serevent-Registered Trademark- Diskus-Registered Trademark-, both launched by Glaxo in early 1998.

NO ASSURANCE OF EXERCISE OF DURA'S OPTIONS. Dura has the option through specified dates to acquire Spiros Corp. II's exclusive rights for the use of Spiros with albuterol (the "Albuterol Option") and with a second product other than albuterol (the "Product Option") for cash. Dura is not obligated to exercise the Purchase Option, the Albuterol Option or the Product Option, and it will exercise such options only if, in the opinion of Dura's Board of Directors, it is in Dura's best interest to do so. Even if the Spiros Products are developed and approved, if Dura does not exercise the Purchase Option, Spiros Corp. II will be required to find alternative ways to commercially market or exploit the Spiros Products and there can be no assurance that Spiros Corp. II will be able to do so. If, in the event Dura fails to exercise the Purchase Option, and Spiros Corp. II determines to market the Spiros Products itself, Spiros Corp. II will require substantial additional funds. There can be no assurance that such funds will be available on attractive terms, if at all. Similarly, if Spiros Corp. II determines to license the Spiros Products to third parties, such arrangements, if available, may be on terms less favorable to Spiros Corp. II than the terms of Spiros Corp. II's arrangements with Dura.

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

POTENTIAL COMPETITION FROM DURA. Dura is engaged in ongoing licensing and development of new products. While Dura has exclusively licensed the rights to develop, manufacture and commercialize the Spiros Products in connection with the Spiros technology to Spiros Corp. II, Dura is not prohibited from developing other products using Spiros, including those that may compete with the Spiros Products, or from in-licensing or acquiring products that may compete with the Spiros Products. Dura's activities may, in some circumstances, lead to the development, in-licensing or acquisition of products that compete with the Spiros Products being developed by Spiros Corp
II. It is possible that Dura's rights with respect to such competitive products could reduce Dura's incentive to exercise the Albuterol Option, the Product Option or the Purchase Option.

ABILITY OF SPECIAL STOCKHOLDER TO LIMIT CERTAIN SPIROS CORP. II ACTIVITIES. Pursuant to the Company's Amended and Restated Certificate of Incorporation, until the expiration of the Purchase Option, no resolution or act of the Company to authorize or permit any of the following will be effective without the prior written approval of Dura as the holder of all of the outstanding Special Common Stock (the "Special Shares"): (i) the allotment or issue of shares or other securities of the Company or the creation of any right to such an allotment or issue; (ii) the reduction of the Company's authorized capital stock; (iii) the alteration of or any change to the rights, powers, preferences and restrictions of the Special Shares; (iv) outstanding borrowings of an aggregate of more than $1 million at any one time; (v) the sale or other disposition of or the creation of any lien or liens on the whole or a material part of the Company's business or assets; (vi) the declaration or payment of dividends or the making of any other distributions to the Company's stockholders; (vii) the merger, consolidation or reorganization of the Company with or into any other corporation; (viii) the sale, liquidation or other disposition of all or substantially all of the assets of the Company; (ix) the alteration or amendment of Articles IV or VII of the Company's Amended and Restated Certificate of

Incorporation; and (x) the adoption, amendment or repeal of the Bylaws of the Company. Accordingly, Dura could preclude the holders of a majority of the outstanding Spiros Corp. II Common Stock and the Board of Directors of Spiros Corp. II from taking any of the foregoing actions during such period. Dura, as holder of all of the outstanding Special Shares, may transfer or sell all, but not less than all, of such shares. As a result, an unrelated third party may acquire rights associated with the Special Shares, including the rights discussed in this section and the right to exercise the Albuterol Option, the Product Option and the Purchase Option. There can be no assurance that any transferee of the Special Shares will have the same financial resources or development, manufacturing or marketing capabilities as Dura, which may have a material adverse effect on the likelihood of the exercise of the Albuterol Option, the Product Option or the Purchase Option.

POTENTIAL LOSS OF TECHNOLOGY BY SPIROS CORP. II. Under the Development Agreement, Spiros Corp. II is obligated to make payments to Dura equal in the aggregate to substantially all of its available funds. If Spiros Corp. II does not use its available funds as provided in the Development Agreement or otherwise breaches any of its material obligations under the Major Agreements, Dura has the right to terminate the Technology Agreement, the Development Agreement and the Manufacturing and Marketing Agreement, and thereby reacquire rights to all technology licensed to Spiros Corp. II thereunder, including improvements made to such technology using funds provided by Spiros Corp. II. In the event of such a termination by Dura, it is unlikely that Dura would exercise the Albuterol Option, the Product Option or the Purchase Option.

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

THIRD-PARTY REIMBURSEMENT; PRICING PRESSURES. The Company's commercial success will be impacted by the availability of adequate reimbursement from third-party health care payers, such as government and private health insurers and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and services. There can be no assurance that reimbursement will be available to enable the Company to achieve market acceptance of its products, if approved, or to maintain price levels sufficient to realize an appropriate return on the Company's investment in development. The market for the Company's products, if approved, may be limited by actions of third-party payors. For example, many managed health care organizations are now controlling the pharmaceuticals that are on their formulary lists. The resulting competition among pharmaceutical companies to place their products on these formulary lists has created a trend of downward pricing pressure in the industry. In addition, many managed care organizations are pursuing various ways to reduce pharmaceutical costs and are considering formulary contracts primarily with those pharmaceutical companies that can offer a full line of products for a given therapy sector or disease state. There can be no assurance that the Company's products, if approved, will be included on the formulary lists of managed care organizations or that downward pricing pressure in the industry generally will not negatively impact the Company's operations.

LIMITED MANUFACTURING EXPERIENCE. Dura's principal manufacturing facility is intended to be used to formulate, mill, blend and manufacture drugs to be used with Spiros, pending regulatory approval. Equipment purchases and validation are currently scheduled through 1998. Dura's manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with current Good Manufacturing Practice ("cGMPs") requirements prescribed by the FDA and the State of California. Dura will need to significantly scale up its current manufacturing operations and comply with cGMPs and other regulations prescribed by various regulatory agencies in the U.S. and other countries to achieve the prescribed quality and required levels of production of such products to obtain marketing approval. Any failure or significant delay in the validation of or obtaining a satisfactory regulatory inspection of the new facility, failure to successfully scale up or failure to maintain necessary regulatory approvals for such facilities could have a material adverse effect on the ability of Dura to manufacture products in connection with Spiros. Dura intends to utilize third parties to produce components of and assemble the Spiros aerosol generator. Such third parties have only produced limited quantities of components and assembled generators and will be required to significantly scale up their activities. There can be no assurance that such third parties will be successful in completing these activities in a timely manner or can meet cGMP requirements. Any failure or delay in the scale up or supply associated with aerosol generator manufacturing would have a material adverse effect on the ability of Dura to manufacture Spiros Products.

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

VOLATILITY OF THE COMPANY'S STOCK PRICE. The market prices for securities of emerging companies have historically been highly volatile. Future announcements concerning the Company, Dura or their competitors may have a significant impact on the market price of the Units. Such announcements might include financial results, the results of testing, technological innovations, new commercial products, changes to government regulations, government decisions on commercialization of products, developments concerning proprietary rights, litigation or public concern as to safety of Spiros Corp. II's and Dura's products.

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

None.


                            PART II - OTHER INFORMATION


ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

On December 22, 1997, the Company and Dura completed the offering of 6,325,000 Units, each Unit consisting of one share of Common Stock of the Company and one Warrant to purchase one-fourth of one share of Dura common stock, pursuant to a registration statement on Form S-1/S-3 (No. 333-37673/37673-01). The registration statement was declared effective on December 16, 1997. Securities were first offered on December 17, 1997, and the offering closed on December 22, 1997. Merrill Lynch & Co. and Donaldson, Lufkin & Jenrette Securities Corporation acted as managing underwriters of the offering. The Units were sold to the public at an offering price of $16.00 per Unit, with aggregate proceeds of $101.2 million. The Company received all proceeds from the offering, which totaled $94 million, net of offering expenses and underwriters' discounts of $7.2 million. Offering expenses included $161,000 paid to Dura as reimbursement for direct costs incurred by Dura in connection with the offering. The net proceeds from the offering were invested in cash, cash equivalents and short-term investments. As of June 30, 1998, the Company has used $22.4 million of its cash, cash equivalents and short-term investments for its operating activities.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 1998, the Company's Annual Meeting of Stockholders was held at the offices of the Company for the following purposes:

  (a) The following five (5) directors were elected to serve one-year terms to expire at the 1999 Annual Meeting of Stockholders:

                                       For           Against           Withheld
                                       ---           -------           --------
          Sol Lizerbram             5,431,966           0               16,900
          Alain B. Schreiber        5,432,666           0               16,200
          Robert S. Whitehead       5,432,666           0               16,200
          Cam L. Garner                 1,000           0                   0
          David S. Kabakoff             1,000           0                   0

  (b) The Stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the year ending December 31, 1998. The total number of votes cast for, against and withheld were 5,440,491, 6,975 and 1,400, respectively.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     Exhibit No.    Description
     -----------    -----------

 (1)      3.1  Amended and Restated Certificate of Incorporation

 (1)      3.2  Amended and Restated Bylaws

 (2)      4.1  Purchase option held by Dura Pharmaceuticals, Inc. to purchase all of the outstanding Callable Common Stock of the Company (included in Exhibit 3.1)

 (2)      4.2  Specimen Unit Certificate

 (2)      4.3  Specimen Certificate of Callable Common Stock

          4.4  Stock Certificate of Special Common Stock

          27   Financial Data Schedule

     (1) Incorporated by reference to the Company's Registration Statement on Forms S-1/S-3 (No. 333-37673/37673-01) filed on October 10, 1997, as amended.

     (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.



Reports on Form 8-K

          None.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       SPIROS DEVELOPMENT CORPORATION II, INC.


Date: August 13, 1998                  /s/ Erle T. Mast
                                       ----------------
                                       (Erle T. Mast)
                                       Vice President, and Chief
                                       Financial Officer
                                       (Principal Financial Officer)

                                   EXHIBIT INDEX
                                         TO
                                     FORM 10-Q


                      SPIROS DEVELOPMENT CORPORATION II, INC.


     Exhibit No.    Description
     -----------    -----------

 (1)   3.1     Amended and Restated Certificate of Incorporation

 (1)   3.2     Amended and Restated Bylaws

 (2)   4.1     Purchase option held by Dura Pharmaceuticals, Inc. to purchase all of the outstanding Callable Common Stock of the Company
               (included in Exhibit 3.1)

 (2)   4.2     Specimen Unit Certificate

 (2)   4.3     Specimen Certificate of Callable Common Stock

       4.4     Stock Certificate of Special Common Stock

        27     Financial Data Schedule


     (1) Incorporated by reference to the Company's Registration Statement on Forms S-1/S-3 (No. 333-37673/37673-01) filed on October 10, 1997, as amended.

     (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.