Form 10-Q
period 1998-09-30
SPIROS DEVELOPMENT CORP II INC
filed 1998-11-16
CIK 1047600

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

   __X__   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

                                         OR

   _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes  __X__   No ____

     The number of shares of the Registrant's Callable Common Stock and Special Common Stock outstanding as of October 30, 1998 were 6,325,000 and 1,000, respectively.

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SPIROS DEVELOPMENT CORPORATION II, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                                   BALANCE SHEETS
                         IN THOUSANDS, EXCEPT SHARE AMOUNTS



                                                                    DECEMBER 31,  SEPTEMBER 30,
                                                                       1997           1998
                                                                    ------------  -------------
                                                                                  (UNAUDITED)
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                             $139,035       $ 31,738
  Short-term investments                                                  31,471        103,494
  Prepaid and other current assets                                                          216
                                                                    ------------  -------------
           Total current assets                                          170,506        135,448
                                                                    ------------  -------------
TOTAL                                                                   $170,506       $135,448
                                                                    ------------  -------------
                                                                    ------------  -------------
              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Payable to Dura Pharmaceuticals, Inc.                                 $  8,399       $  4,949
  Accrued liabilities                                                         26            226
                                                                    ------------  -------------
           Total current liabilities                                       8,425          5,175
                                                                    ------------  -------------

SHAREHOLDERS' EQUITY:
  Special common stock, par value $1.00, 1,000 shares
    authorized, issued, and outstanding                                        1              1
  Callable common stock, par value $.001, 7,500,000 shares
    authorized; 6,325,000 shares issued and outstanding                        6              6
  Additional paid-in capital                                             168,977        169,095
  Accumulated other comprehensive income                                      21            376
  Accumulated deficit                                                     (6,924)       (39,205)
                                                                    ------------  -------------
           Total shareholders' equity                                    162,081        130,273
                                                                    ------------  -------------
TOTAL                                                                   $170,506       $135,448
                                                                    ------------  -------------
                                                                    ------------  -------------


See accompanying notes to financial statements.

                      SPIROS DEVELOPMENT CORPORATION II, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                              STATEMENTS OF OPERATIONS
                       IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                    (UNAUDITED)



                                                                                                  SEPTEMBER 23, 1997
                                                                   THREE MONTHS    NINE MONTHS          (DATE OF
                                                                       ENDED          ENDED          INCORPORATION)
                                                                   SEPTEMBER 30,  SEPTEMBER 30,         THROUGH
                                                                       1998           1998        SEPTEMBER 30, 1998
                                                                   -------------  -------------   ------------------
REVENUES:
  Interest income                                                       $  1,995       $  6,434             $  6,656
                                                                   -------------  -------------   ------------------
EXPENSES:
  Research and development                                                13,443         37,788               44,828
  General and administrative                                                 239            781                  887
                                                                   -------------  -------------   ------------------
           Total expenses                                                 13,682         38,569               45,715
                                                                   -------------  -------------   ------------------

OPERATING LOSS BEFORE INCOME TAXES                                       (11,687)       (32,135)             (39,059)
PROVISION FOR INCOME TAXES                                                    60            146                  146
                                                                   -------------  -------------   ------------------
NET LOSS                                                                $(11,747)      $(32,281)            $(39,205)
                                                                   -------------  -------------   ------------------
                                                                   -------------  -------------   ------------------
NET LOSS PER SHARE:
  Basic and diluted                                                     $  (1.86)      $  (5.10)            $  (6.20)
                                                                   -------------  -------------   ------------------
                                                                   -------------  -------------   ------------------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES:
    Basic and diluted                                                      6,325          6,325                6,325
                                                                   -------------  -------------   ------------------
                                                                   -------------  -------------   ------------------


See accompanying notes to financial statements.

                      SPIROS DEVELOPMENT CORPORATION II, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                              STATEMENTS OF CASH FLOWS
                                    IN THOUSANDS
                                    (UNAUDITED)

                                                                                     SEPTEMBER 23, 1997
                                                                     NINE MONTHS          (DATE OF
                                                                        ENDED           INCORPORATION)
                                                                    SEPTEMBER 30,          THROUGH
                                                                        1998         SEPTEMBER 30, 1998
                                                                   --------------    ------------------
NET CASH USED IN OPERATING ACTIVITIES                                  $  (34,340)            $ (34,112)
                                                                   --------------    ------------------
INVESTING ACTIVITIES:
  Purchases of short-term investments                                    (115,949)             (147,399)
  Sales and maturities of short-term investments                           44,281                44,281
                                                                   --------------    ------------------
           Net cash used in investing activities                          (71,668)             (103,118)
                                                                   --------------    ------------------
FINANCING ACTIVITIES:
  Net proceeds from issuance of special common and callable
    common stock                                                                                 93,968
  Contribution from Dura Pharmaceuticals, Inc. for purchase option                               75,000
  Decrease in payable to Dura Pharmaceuticals, Inc. for
    issuance costs                                                         (1,289)
                                                                   --------------    ------------------
           Net cash provided by (used in) financing activities             (1,289)              168,968
                                                                   --------------    ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (107,297)               31,738
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          139,035
                                                                   --------------    ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  31,738             $  31,738
                                                                   --------------    ------------------
                                                                   --------------    ------------------


See accompanying notes to financial statements.

                      SPIROS DEVELOPMENT CORPORATION II, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                           NOTES TO FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Spiros Development Corporation II, Inc. ("Spiros Corp. II" or the "Company") in accordance with the instructions to Form 10-Q. The financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of the periods presented. For more complete financial information, these financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the period September 23, 1997 (date of incorporation) through December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

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

For the three and nine months ended September 30, 1998, and the period September 23, 1997 (date of incorporation) through September 30, 1998, comprehensive loss consisted of (in thousands):



                                                              SEPTEMBER 23, 1997
                                 THREE MONTHS    NINE MONTHS       (DATE OF
                                     ENDED          ENDED       INCORPORATION)
                                 SEPTEMBER 30,  SEPTEMBER 30,       THROUGH
                                     1998           1998      SEPTEMBER 30, 1998
                                -------------  -------------  ------------------
Net Loss                             $(11,747)      $(32,281)      $(39,205)

Other Comprehensive Income:
  Unrealized Income
    on Investments                        447            355            376
                                -------------  -------------  -------------
Comprehensive Loss                   $(11,300)      $(31,926)      $(38,829)
                                -------------  -------------  -------------
                                -------------  -------------  -------------

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

On November 4, 1998, Spiros Corp. II and Dura announced the receipt of a complete response letter from the U.S. Food and Drug Administration ("FDA") indicating that the new drug application ("NDA") submitted by Dura on behalf of Spiros Corp. II for the use of albuterol with the Spiros system ("Albuterol Spiros -TM-") is not approvable until and unless certain deficiencies are addressed. The FDA has requested additional clinical trials on the to-be-marketed Spiros inhaler in order to ensure inhaler reliability and replicate clinical outcomes of the initial trials. The FDA has also requested the resolution of a number of chemistry, manufacturing, and control issues. The letter also raised certain issues regarding electromechanical reliability. During the clinical trials, Dura made improvements to the Spiros inhaler which it believes have addressed these issues. Representatives from Dura, the

Company, and the FDA are scheduled to meet to develop a mutually agreed upon plan to resolve these issues.

RESULTS OF OPERATIONS

The Company incurred a net loss of $11,747,000, $32,281,000, and $39,205,000 for the three months ended September 30, 1998, nine months ended September 30, 1998, and for the period September 23, 1997 (date of incorporation) through September 30, 1998, respectively. For the three months and nine months ended September 30, 1998, research and development costs totaled $13,443,000 and $37,788,000, respectively, and general and administrative expenses totaled $239,000 and $781,000, respectively. The research and development expenses were for Spiros related activities performed by Dura pursuant to a development agreement. The Company's interest income for the three months and nine months ended September 30, 1998 totaled $1,995,000 and $6,434,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's initial capitalization totaled approximately $169 million, consisting of net proceeds from the Offering of approximately $94 million and a $75 million contribution from Dura. At September 30, 1998, the Company had cash, cash equivalents, and short-term investments totaling $135.2 million. The Company believes that its working capital and expected cash flows from its cash and short-term investments will be sufficient to fund its cash requirements through at least the next twelve months.

Spiros Corp. II relies on Dura for its operating and financial systems. The Company has made inquiries of Dura and Dura has stated that it recognizes the need to ensure its operations will not be adversely impacted by the inability of Dura's systems to process data having dates on or after January 1, 2000 ("Year 2000"). Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk. Spiros Corp. II is relying entirely on Dura to address the Year 2000 compliance issues. Dura has indicated that it is currently addressing the risk, with respect to the availability and integrity of its financial systems and the reliability of its operating systems, and is in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business to assess whether they are Year 2000 compliant. While the Company believes that Dura's planning efforts are adequate to address the Year 2000 concerns, there can be no assurance that the systems of other companies on which Dura's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. In addition, the potential impact of the Year 2000 on others with whom the Company, through agreements with Dura, does business cannot be reasonably estimated at this time. The cost of Dura's Year 2000 initiatives will be paid entirely by Dura.

RISKS AND UNCERTAINTIES

FORWARD-LOOKING STATEMENTS. The Company cautions readers that the statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ from those currently anticipated due to a number of factors, including those identified below.

DEVELOPMENT RISKS ASSOCIATED WITH SPIROS. Spiros will require significant additional development efforts. There can be no assurance that development of Spiros will be completed successfully, that Spiros will not encounter problems in clinical trials that will cause the delay or suspension of such trials, that current or future testing will show any Spiros Product to be safe or efficacious, or that any Spiros Product will receive regulatory approval in a timely manner, if at all. In addition, regulatory approvals will have to be obtained for each drug to be delivered through the use of Spiros prior to commercialization. Moreover, even if Spiros does receive regulatory approval, there can be no assurance that Spiros will be commercially successful, have all of the patent and other protections necessary to prevent competitors from producing similar products and not infringe on patent or other proprietary rights of third parties. The failure of the Spiros Products being developed by the Company to receive timely regulatory approval and achieve commercial success would have a material adverse effect on the Company.

GOVERNMENT REGULATION; NO ASSURANCE OF FDA APPROVAL. Development, testing, manufacturing and marketing of pharmaceutical products, including drug delivery systems, are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries. The process of obtaining FDA approval of pharmaceutical products and drug delivery systems is costly and time consuming. Any new pharmaceutical product must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA. Such regulatory review includes the determination of manufacturing capability and product performance. Marketing of drug delivery systems also requires FDA approval, which can be costly and time consuming to obtain. A separate regulatory approval will need to be obtained for each Spiros Product.

Dura, on the Company's behalf, has submitted an abbreviated NDA called a 505(b)(2) application for the Albuterol Spiros-TM- in November 1997. Dura, on the Company's behalf, expects to submit an abbreviated NDA for the use of other drugs with the Spiros system. No assurances can be given that all of the drugs identified for development with Spiros will be suitable for, or approved under, abbreviated application procedures. Certain abbreviated application procedures have been the subject of petitions filed by brand name manufacturers which seek changes in the FDA's approval process for such abbreviated applications. These requested changes include, among other things, disallowance of the use by an applicant of an abbreviated application with data considered proprietary by the original manufacturer that was submitted to the FDA as part of an original NDA. Neither the Company nor Dura is able to predict at this time whether the FDA will make any changes to its abbreviated application procedures as a result of such petitions or the effect that such changes or challenges may have on the Company.

On November 4, 1998, Spiros Corp. II and Dura announced the receipt of a complete response letter from the FDA (the "FDA Letter") relating to the Albuterol Spiros -TM- NDA filed by Dura on behalf of Spiros Corp. II in November 1997. The FDA Letter indicated that the Albuterol Spiros -TM- NDA was not approvable until and unless certain deficiencies are addressed, and raised issues including but not limited to chemistry, manufacturing and control, and electromechanical properties and reliability of the inhaler. The FDA has indicated that an additional clinical trial or trials will be necessary to address the issues raised in the FDA Letter. Such trial or trials may be costly and time-consuming. There can be no assurance that such trial or trials will be successful, and/or that regulatory approval of the Albuterol Spiros -TM- product will be obtained. In any event, conduct of such additional trials would result in a substantial delay in the marketing approval and launch, if any, of the Albuterol Spiros -TM- product.

There can be no assurance that any of the Spiros Products currently in development by the Company will be approved by the FDA. In addition, there can be no assurance that all necessary approvals will be granted for future products or that FDA review or actions will not involve delays caused by the FDA's request for additional information or testing that could adversely affect the time to market and sale of the products. Failure to comply with applicable regulatory requirements can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions.

NO DEVELOPMENT, MANUFACTURING OR MARKETING CAPABILITY. Spiros Corp. II has no development, manufacturing or marketing capabilities. Spiros Corp. II is obligated to only utilize Dura's development capability during the term of the Development Agreement between Dura and the Company and Dura's manufacturing facilities for manufacturing during the term of the Manufacturing and Marketing Agreement between Dura and the Company. Dura has the right under the Manufacturing and Marketing Agreement to use contract manufacturers and currently plans to rely on third parties to manufacture certain components of Spiros. There can be no assurance that Dura's facilities or those of its contract manufacturers will be satisfactory for the needs of Spiros Corp. II. In addition, Dura or its contract manufacturers, as the case may be, may require additional FDA approval prior to commencing manufacturing of Spiros Products. There can be no assurance that the Spiros Products can be manufactured, whether by Dura or a contract manufacturer, on a commercial scale at a commercially reasonable cost or on a timely basis. In addition, Spiros Corp. II has no experience in sales, marketing or distribution. Under the Manufacturing and Marketing Agreement, Dura has been granted exclusive worldwide marketing rights to the Spiros Products. There can be no assurance that Dura's sales and marketing force will be able to establish commercially successful sales and distribution capabilities for any of the Spiros Products.

DEPENDENCE ON DURA. Substantially all of the Company's available funds will be paid to Dura under the Development Agreement. Payments under the Development Agreement will be made for the full amount of all of Dura's research and development expenses, general and administrative expenses, capital equipment costs and all other costs and expenses incurred by Dura in performing the activities, on behalf of Spiros Corp. II, up to the maximum amount of funds available to Spiros Corp. II. In addition, Dura will be primarily responsible for the marketing and manufacturing of the Spiros Products, if any are commercialized prior to the expiration of the Purchase Option. Spiros Corp. II is not expected to have its own research, development, clinical, licensing, administration, manufacturing or marketing employees or facilities and thus will be entirely dependent on Dura in these areas. Subject to their respective obligations under the Development Agreement and consistent with commercially reasonable practices, Dura will have sole discretion to determine the allocation of its research, development, clinical, licensing, administration, manufacturing and marketing employees and facilities. Although Dura believes that its personnel and facilities currently are, or in the future will be, adequate for the performance of its duties under the Development Agreement and the Manufacturing and Marketing Agreement, Dura's proprietary and collaborative development, licensing, manufacturing and marketing projects may compete for time and resources with projects undertaken by Spiros Corp. II pursuant to the Development Agreement and the Manufacturing and Marketing Agreement, thereby delaying development, manufacture and marketing of the Spiros
Products. Any material adverse change in the business or financial condition of Dura could have a material adverse effect upon Spiros Corp. II.

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

ABSENCE OF OPERATING HISTORY; NO ASSURANCE OF PROFITABILITY; LACK OF DIVIDENDS. Spiros Corp. II was recently formed and has no operating history upon which investors may base an evaluation of its likely financial performance. Spiros Corp. II anticipates that substantially all of its available funds may be expended prior to the earliest receipt of any significant revenues by Spiros Corp. II, resulting in significant losses. Further, even if the Spiros Products are developed in accordance with the Development Agreement and marketed pursuant to the Manufacturing and Marketing Agreement, there can be no assurance that any of them can be marketed profitably. Even if such Spiros Products are commercialized profitably, the initial losses incurred by Spiros Corp. II may never be recovered. Spiros Corp. II is prevented from paying dividends on the Spiros Corp. II Common Stock without the approval of Dura, and accordingly, does not expect to pay any dividends.

COMPETITION. Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than those of Spiros Corp. II, are engaged in developing, marketing and selling products that compete with those planned to be offered. The selling prices of such products typically decline as competition increases. Further, other products now in use or under development by others may be more effective than the Company's future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than the

Company. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of the Company's products. The Company believes that competition among pulmonary drug delivery systems aimed at the asthma and chronic obstructive pulmonary disease markets will be based on, among other things, product efficacy, safety, reliability, availability and price.

There are at least 10 companies currently involved in the development, marketing or sales of dry powder pulmonary drug delivery systems. There are two types of dry powder inhalers ("DPIs") currently in commercial use worldwide, individual dose and multiple dose. Individual dose DPIs currently marketed in the U.S. include the Rotohaler-TM- (developed and marketed by Glaxo Wellcome ("Glaxo")) and the Spinhaler-Registered Trademark- (developed and marketed by Fisons Limited). The Turbuhaler-Registered Trademark- (developed and marketed by Astra Pharmaceuticals, Inc. ("Astra")), a multiple dose DPI, is the leading DPI in worldwide sales. In June 1997, the FDA approved the first Turbuhaler product, the Pulmicort Turbuhaler, for marketing in the U.S., which Astra launched in early 1998. The FDA also approved two multiple dose DPIs developed by Glaxo, the Flovent-Registered Trademark-Rotadisk-Registered Trademark- and the Serevent-Registered Trademark-Diskus-Registered Trademark-, both launched in early 1998.

NO ASSURANCE OF EXERCISE OF DURA'S OPTIONS. Dura has the option through specified dates to acquire Spiros Corp. II's exclusive rights for the use of Spiros with albuterol (the "Albuterol Option") and with a second product other than albuterol (the "Product Option") for cash. Dura is not obligated to exercise the Purchase Option, the Albuterol Option or the Product Option, and it will exercise such options only if, in the opinion of Dura's Board of Directors, it is in Dura's best interest to do so. Even if any of the Spiros Products are developed and approved, if Dura does not exercise the Purchase Option, Spiros Corp. II will be required to find alternative ways to commercially market or exploit the Spiros Products and there can be no assurance that Spiros Corp. II will be able to do so. If, in the event Dura fails to exercise the Purchase Option, and Spiros Corp. II determines to market the Spiros Products itself, Spiros Corp. II will require substantial additional funds. There can be no assurance that such funds will be available on attractive terms, if at all. Similarly, if Spiros Corp. II determines to license the Spiros Products to third parties, such arrangements, if available, may be on terms less favorable to Spiros Corp. II than the terms of Spiros Corp. II's arrangements with Dura.

NO ASSURANCE OF SUFFICIENT FUNDS. There can be no assurance that Spiros Corp. II has sufficient funding to enable it to advance any of the Spiros Products through the FDA approval stage. Until the expiration of the Purchase Option, Spiros Corp. II is significantly restricted from raising additional funds without Dura's consent and there can be no assurance that Spiros Corp. II will have sufficient funds to successfully develop any Spiros Products. While Dura may, at its sole option, provide funds for further development of the Spiros Products, it is not obligated to do so. If the Purchase Option is not exercised, Spiros Corp. II would have to raise substantial funding while hiring, or otherwise obtaining access to, research and management personnel.

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

ACCELERATION OF PURCHASE OPTION. If Spiros Corp. II terminates all Major Agreements due to a material breach of any of the Major Agreements by Dura, the Purchase Option automatically accelerates. The Purchase Option also terminates in the event of certain voluntary or involuntary bankruptcy events affecting Dura or an uncured material breach by Dura under any of its material loan agreements. There can be no assurance that, at that time, the development of any of the Spiros Products will have progressed to a point where Dura will have sufficient information to determine whether to exercise the Purchase Option. As a result, Dura may determine not to exercise the Purchase Option. There can be no assurance that, upon termination of the Development Agreement by Spiros Corp. II as described above, alternative arrangements for the development of some or all of the Spiros Products could be made or that such development of the Spiros Products by Spiros Corp. II would be successful.

THIRD-PARTY REIMBURSEMENT; PRICING PRESSURES. The Company's commercial success will depend in part on the availability of adequate reimbursement from third-party healthcare payors, such as government and private health insurers and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and services. There can be no assurance that reimbursement will be available to enable the Company to achieve market acceptance of its products, if approved, or to maintain price levels sufficient to realize an appropriate return on the Company's investment in development. The market for the Company's products, if approved, may be limited by actions of third-party payors. For example, many managed healthcare organizations are now controlling the pharmaceuticals that are on their formulary lists. The resulting competition among pharmaceutical companies to place their products on these formulary lists has created a trend of downward pricing pressure in the industry. In addition, many managed care organizations are pursuing various ways to reduce pharmaceutical costs and are considering formulary contracts primarily with those pharmaceutical companies that can offer a full line of products for a given therapy sector or disease state. There can be no assurance that the Company's products, if approved, will be included on the formulary lists of managed care organizations or that downward pricing pressure in the industry generally will not negatively impact the Company's operations.

LIMITED MANUFACTURING EXPERIENCE. Dura's principal manufacturing facility is intended to be used to formulate, mill, blend and manufacture drugs to be used with Spiros, pending regulatory approval. Equipment purchases and validation are currently scheduled into 1999. Dura's manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with current Good Manufacturing Practice ("cGMPs") requirements prescribed by the FDA and the State of California. Dura will need to significantly scale up its current manufacturing operations and comply with cGMPs and other regulations prescribed by various regulatory agencies in the U.S. and other countries to achieve the prescribed quality and required levels of production of such products to obtain marketing approval. Any failure or significant delay in the validation of or obtaining a satisfactory regulatory inspection of the new facility, failure to successfully scale up or failure to maintain necessary regulatory approvals for such facilities could have a material adverse effect on the ability of Dura to manufacture any of the Spiros Products. Dura intends to utilize third parties to produce components of and assemble the Spiros aerosol generator. Such third parties have only produced limited quantities of components and assembled limited numbers of generators and will be required to significantly scale up their activities and to produce components on a timely and consistent basis and which meet applicable specifications. There can be no assurance that such third parties will be successful in attaining acceptable service levels or meeting cGMP requirements. Any failure or delay in the scale-up or supply or meeting cGMP requirements associated with aerosol generator manufacturing would have a material adverse effect on the ability of Dura to manufacture Spiros Products.

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY TECHNOLOGY; UNPREDICTABILITY OF PATENT PROTECTION. The Company's success will depend in part on its ability to obtain patents, maintain trade secrets and operate without infringing upon the proprietary rights of others both in the U.S. and abroad. There can be no assurance that patent applications for any Spiros Product will be approved, that Spiros Corp. II will develop any Spiros Product to the point that it is patentable, that any issued patents for any Spiros Product will provide Spiros Corp. II with adequate protection or will not be challenged by others, or that the patents of others will not impair the ability of Spiros Corp. II to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any unpatented Spiros Products or design around any patented Spiros Products in development or marketed by Spiros Corp. II.

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

ATTRACTION AND RETENTION OF KEY PERSONNEL. The Company will be highly dependent on the principal members of Dura's scientific and management staff, the loss of whose services might impede the achievement of development objectives. Recruiting and retaining management and operational personnel and qualified scientific personnel to perform research and development work for the Company will also be critical to the Company's success. Although the Company believes Dura will be successful in attracting and retaining skilled and experienced management, operational and scientific personnel, there can be no assurance that Dura will be able to attract and retain such personnel on acceptable terms.

VOLATILITY OF THE COMPANY'S STOCK PRICE. The market prices for securities of emerging companies have historically been highly volatile. Future announcements concerning the Company, Dura or their competitors may have a significant impact on the market price of the Units. Such announcements might include financial results, the results of testing, regulatory developments, technological innovations, new commercial products, changes to government regulations, government decisions on commercialization of products, developments concerning proprietary rights, litigation or public concern as to safety of Spiros Corp. II's and Dura's products.

YEAR 2000 COMPLIANCE CONSIDERATIONS. Spiros Corp. II relies on Dura for its operating and financial systems pursuant to the various agreements described. The Company has made inquiries of Dura and Dura has stated that it recognizes the need to ensure its operations will not be adversely impacted by the inability of Dura's systems to process data having dates on or after January 1, 2000 ("Year 2000"). Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk. Spiros Corp. II is relying entirely on Dura to address Year 2000 compliance issues. Dura has indicated that it is currently addressing the risk, with respect to the availability and integrity of its financial systems and the reliability of its operating systems, and is in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business to assess whether they are Year 2000 compliant. While the Company believes that Dura's planning efforts are adequate to address the Year 2000 concerns, there can be no assurance that the systems of other companies on which Dura's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. In addition, the potential impact of the Year 2000 on others with whom the Company, through agreements with Dura, does business cannot be reasonably estimated at this time. The cost of Dura's Year 2000 initiatives will be paid entirely by Dura.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


                            PART II - OTHER INFORMATION

ITEM 2.       CHANGE IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

On December 22, 1997, the Company and Dura completed the offering of 6,325,000 Units, each Unit consisting of one share of Common Stock of the Company and one Warrant to purchase one-fourth of one share of Dura common stock, pursuant to a registration statement on Form S-1/S-3 (No. 333-37673/37673-01). The registration statement was declared effective on December 16, 1997. The net proceeds from the offering were invested in cash, cash equivalents and short-term investments. As of September 30, 1998, the Company has used $34.1 million of its cash, cash equivalents and short-term investments for its operating activities and has $162.1 million of working capital.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


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

                              SPIROS DEVELOPMENT CORPORATION II, INC.

Date: November 13, 1998        /s/ Erle T. Mast
      -----------------       ----------------------------
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