Form 10-K405
period 1998-12-31
SPIROS DEVELOPMENT CORP II INC
filed 1999-03-31
CIK 1047600

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

  X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----                      SECURITIES EXCHANGE ACT OF 1934

                       For fiscal year ended December 31, 1998

                                          OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


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

     The aggregate market value of the Units held by non-affiliates of the registrant as of February 26, 1999 was $35.5 million. Market value is the market value of the Units, each Unit consisting of one share of Callable Common Stock of Spiros Development Corporation II, Inc. and a Warrant. There is no quoted market value for the shares of Callable Common Stock apart from the Units. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 10% or greater shareholders known to the registrant have been deemed to be affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

     The number of shares of the Registrant's Callable Common Stock and Special Common Stock outstanding as of February 26, 1999 were 6,325,000 and 1,000, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 19, 1999, to be filed with the Securities and Exchange Commission on or about April 16, 1999, referred to herein as the "Proxy Statement," are incorporated as provided in Part III.

     Certain exhibits filed with the Registrant's prior registration statement, Forms 10-K and 10-Q are incorporated as provided in Part IV.

                                        INDEX

Part I:
      Item 1.    Business..................................................... 4
      Item 2.    Properties.................................................. 23
      Item 3.    Legal Proceedings........................................... 23
      Item 4.    Submission of Matters to a Vote of Security Holders......... 23


Part II:
      Item 5.    Market for Registrant's Common Equity and Related
                 Shareholder Matters......................................... 24
      Item 6.    Selected Financial Data..................................... 25
      Item 7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................... 25
      Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.. 27
      Item 8.    Financial Statements and Supplementary Data................. 27
      Item 9.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure......................... 27


Part III:
      Item 10.   Directors and Executive Officers of the Registrant.......... 28
      Item 11.   Executive Compensation...................................... 28
      Item 12.   Security Ownership of Certain Beneficial Owners and
                 Management.................................................. 28
      Item 13.   Certain Relationships and Related Transactions.............. 28


Part IV:
      Item 14.   Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K.................................................... 28

                 Signatures.................................................. 31

                                       PART I

ITEM 1.   BUSINESS

The discussion of Spiros Development Corporation II, Inc.'s ("Spiros Corp. II") business contained in this report may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties. For a discussion of factors which may affect the outcome projected in such statements, see "Risks and Uncertainties" on pages 19 through 23 of this Annual Report on Form 10-K. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance listed below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date of this annual report. Unless the context otherwise requires, "Dura" refers to Dura Pharmaceuticals, Inc., a Delaware corporation, and its subsidiaries.

OVERVIEW

Spiros Corp. II was incorporated in the state of Delaware in September 1997 to continue the development of Spiros-Registered Trademark-, a dry powder pulmonary drug delivery system, and to conduct formulation work, clinical trials and commercialization for certain specified leading asthma and chronic obstructive pulmonary disease, also known as COPD, drugs for use with Spiros. Current product development efforts focus on albuterol, beclomethasone, and budesonide. We may also expend funds on enhancements to the existing Spiros technology and development of a next generation inhaler system.

We commenced operations on December 22, 1997 when we and Dura completed a $101 million initial public offering of 6,325,000 units, each unit consisting of one share of our callable common stock and one warrant to purchase one-fourth of one share of Dura's common stock. The offering resulted in net proceeds to us of approximately $94 million. Concurrent with the offering, Dura contributed $75 million to our operations. Substantially all funds from the offering, the $75 million contribution, and interest earned on these funds are expected to be paid to Dura for the development and commercialization of Spiros and the use of Spiros with applications for (1) albuterol, (2) beclomethasone, (3) budesonide, (4) ipratropium, (5) albuterol-ipratropium combination, and (6) additional designated compounds. In addition, we may also expend funds on enhancements to existing Spiros technology or to conduct technical evaluation projects designed to identify additional respiratory drug candidates for further development in Spiros. The warrants will be exercisable from January 1, 2000 through December 31, 2002 at an exercise price of $54.84 per share of Dura common stock. In consideration of the warrants and the contribution of $75 million we received, Dura has an irrevocable option through December 31, 2002, to purchase all, but not less than all, of the then outstanding shares of our callable common stock at predetermined prices. However, Dura is not obligated to purchase such shares. Such purchase price may be paid, at Dura's option, in cash, shares of Dura's common stock, or a combination of cash and stock. In addition, Dura received an option through specified dates, to acquire for cash exclusive rights for the use of Spiros with albuterol and with a second product other than albuterol.

In connection with the offering, we entered into a number of agreements with Dura under which Dura currently performs development of the Spiros products as further discussed below under "Relationship with Dura."

We do not expect to have our own research, development, clinical, licensing, administration, manufacturing or marketing employees or facilities, and thus will be entirely dependent on Dura in these areas.

In November 1997, Dura submitted on our behalf, a new drug application to the FDA for albuterol in the Spiros cassette system which we call Albuterol Spiros-TM-. On November 4, 1998, we announced the receipt of a complete response letter from the FDA indicating that the new drug application is not approvable until and unless certain deficiencies are addressed. The FDA requested that Dura and Spiros Corp. II complete additional clinical trials on the Spiros system to ensure the system is reliable and to demonstrate that the system can achieve the same results as the original clinical trials. The FDA has also requested that several chemistry, manufacturing, and control issues, as well as certain electromechanical reliability issues be resolved. As a result of several meetings with the FDA, we and Dura have determined the requirements to address these issues and support a resubmission of the Albuterol Spiros new drug application. Additionally, we have placed Albuterol Spiros and Beclomethasone Spiros on nearly parallel development tracks. We expect to initiate additional clinical studies for both products in late 1999.

ASTHMA AND COPD MARKET

Asthma is a complex physiological disorder characterized by airway hyperactivity to a variety of stimuli such as dust, pollen, stress or physical exercise, resulting in airway obstruction that is partially or temporarily reversible. The U.S. asthma population has grown steadily in recent years. COPD is a complex condition comprising a combination of chronic bronchitis, emphysema and airway obstruction. The disease affects males more often than females and is exacerbated by smoking and other insults to the lung. Incidence is as high as 20% of the adult male population, though only a minority are clinically disabled. The U.S. combined market for inhaled therapeutic drugs to treat asthma and COPD was approximately $2.1 billion in 1998.

PULMONARY DRUG DELIVERY SYSTEMS

Inhaled therapeutic drugs have been shown to be effective in treating or preventing the symptoms of asthma, COPD and other respiratory diseases. When treating respiratory diseases, inhalation delivery puts the drug directly into the lung for topical treatment. If administered in capsule, tablet or liquid form, rather than through inhalation, the patient must take sufficient drug dosages to achieve a systemic therapeutic blood level to benefit the lungs. In many instances, this may cause serious side effects by impacting other organs. Because inhaled therapy delivers the drug directly into the lungs, it provides comparable efficacy with less risk of systemic side effects at greatly reduced dosages. Inhalation delivery also yields a fast onset of action, reducing the time for patient relief.

TRADITIONAL INHALATION DELIVERY DEVICES

Traditional delivery systems used for administering inhaled drugs include the following:

JET NEBULIZERS. Jet nebulizers aerosolize a liquid solution of medicine, either ultrasonically or with compressed air, creating a fine mist that patients inhale slowly over several minutes. Jet nebulizers are larger than other inhalation delivery systems and, because of their size, are primarily used to deliver aerosol to hospitalized patients, patients with acute asthma and patients unable to coordinate the use of other inhalation delivery methods.

METERED DOSE INHALERS. Metered dose inhalers, also known as MDIs, are the most popular inhalation delivery system due to their relative convenience and portability. MDIs consist of a suspension or solution of drug filled into a canister, sealed with a metering valve and pressurized using a propellant, most commonly a CFC. Because MDIs contain CFCs as an internal energy source, the operation is relatively flow rate independent, and the dose exiting the MDI is relatively consistent. However, it is estimated that only 10% to 20% of the dose from an MDI actually reaches the lung. The variation in lung deposition is in large part reflected by the inability of most patients to coordinate actuation of the system with inhalation.

DRY POWDER INHALERS. Dry powder inhalers represent a significant advancement in the development of inhalation delivery systems. Dry powder inhalers are relatively convenient and portable, and are CFC-free. They are breath actuated, so they eliminate the need for hand-lung coordination associated with MDIs. Although dry powder inhalers overcome the need for coordination of actuation and inspiration, currently marketed dry powder inhalers require high inspiratory flow rates and the ultimate dose delivered to the patient is dependent on inspiratory flow rate. This high inspiratory flow rate is difficult to achieve for children, the elderly and patients in acute respiratory distress.

SPIROS

Spiros is a proprietary pulmonary drug delivery system that is designed to aerosolize drugs in dry powder formulations for delivery to the lungs while providing certain advantages over traditional pulmonary delivery systems. We believe new inhalation systems will gradually replace MDIs as the leading pulmonary delivery systems, due primarily to the phasing out of CFCs and coordination problems associated with many MDIs. Many companies are studying alternative propellants, such as hydrofluorocarbons, for use in MDIs. The first albuterol MDI using such a propellant received FDA approval and is being marketed by Schering-Plough. However, we believe that any product utilizing alternative propellants will still suffer from many of the limitations of currently marketed MDIs, including the need for patients to coordinate breathing with actuation of the drug delivery system. There are two types of dry powder inhalers currently in commercial use worldwide, individual dose and multiple dose. Individual dose dry powder inhalers currently marketed in the U.S. include the Rotohaler-TM- (developed and marketed by Glaxo Wellcome) and the Spinhaler-Registered Trademark- (developed and marketed by Fisons Limited). The Turbuhaler-Registered Trademark- (developed and marketed by Astra Pharmaceuticals, Inc.), a multiple dose dry powder inhaler, is the leading dry powder inhaler in worldwide sales. In 1998, the first Turbuhaler product, the
Pulmicort Turbuhaler, was launched by Astra.   The FDA has also approved two
multiple dose DPIs developed by Glaxo, the Flovent-Registered Trademark-Rotadisk-Registered Trademark- and the Serevent-Registered Trademark-Diskus-Registered Trademark-, received FDA approval and launched in early 1998

POTENTIAL ADVANTAGES OF SPIROS. We believe Spiros may have certain advantages over other currently used methods of pulmonary drug delivery including:

     INSPIRATORY FLOW RATE INDEPENDENCE. Spiros is designed to deliver a relatively consistent drug dose to the lungs over a wide range of inspiratory flow rates, which can vary depending on a patient's health, effort or physical abilities. Tests of Spiros on human subjects have shown a relatively consistent and significant level of drug deposition throughout the clinically relevant inspiratory range. Existing dry powder inhalers can vary significantly in their level of drug deposition depending on the patient's inspiratory flow rate and can deliver significantly less drug at the lower flow rates typically associated with asthma attacks.

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

     PATIENT CONVENIENCE. Spiros is designed to be convenient for patients, with features such as breath actuation (Spiros is triggered by inhalation), portability (light-weight and small size), quick delivery time, simple operation, dose delivery feedback and multi-dose capability. Spiros also allows the patient to see the actual number of doses remaining in a cassette or blister pack and an LED light provides a warning of the need to replace Spiros prior to the end of its useful life.

     FREE OF CHLOROFLUOROCARBON PROPELLANTS. CFC propellants have ozone destructive characteristics. They are subject to worldwide regulations aimed at eliminating their usage within the decade. Spiros does not use CFCs while most MDIs, currently the most popular form of aerosol drug delivery, use CFCs. Virtually all of the world's industrial nations, under the auspices of the United Nations Environmental Program, have pledged to cease use of CFCs by the year 2000. Continued use of CFCs in medical products has been permitted under annual exemptions. As a result of the planned phase out of CFCs, we believe that DPIs will become a leading method for pulmonary drug delivery.

CORE SPIROS TECHNOLOGY

The core technology contained in Spiros, which gives rise to the flow rate independent delivery, is an aerosol generator that uses electromechanical energy to disperse dry powder to form an aerosol for inhalation. The main components of the aerosol generator include the impeller, the motor, the breath- actuated switch, and the dosing chamber. When the switch is activated, the electric circuit is completed and the impeller rotates. The action of the impeller on the dry powder formulation supplies the energy to disperse the drug and provide a zero-velocity cloud of aerosolized drug for inhalation. The cloud of aerosolized drug is suspended in the dosing chamber and is delivered to the lungs only as the patient inhales.

Two separate Spiros systems are currently under development, both utilizing the same core technology with distinct powder storage systems. Because of the physical and chemical requirements of the specific drugs deliverable by Spiros, as well as the varying needs of the patients and marketplace, we believe that our cassette and blisterdisk systems will provide flexibility for delivery of many different types of drugs.

CASSETTE SYSTEM. The cassette system was the first Spiros system developed. The powder storage system in this system is a 30-dose plastic cassette packed in a foil pouch. In order to take a dose using the cassette system, the patient first opens the lid of the Spiros generator to load the cassette. When the lid is closed, the cassette rotates to deliver a dose of drug into the dosing chamber. The dosing chamber contains the impeller. When the patient inhales through the mouthpiece, the impeller is automatically activated. The action of the impeller on the powder in the chamber generates the aerosol, which the patient inhales. The patient then closes the lid. When the 30-dose cassette is empty, the patient opens the lid and presses an ejection button on the bottom of the system to remove the empty cassette and load a new cassette.

The Spiros cassette system has been produced in clinical trial quantities. Dura is currently working with outside vendors on our behalf to complete the necessary tooling for commercial scale production.

BLISTERDISK SYSTEM. Once a cassette is removed from the foil package it is no longer protected from fluctuations in the relative humidity. Although some drugs and powder formulations are sufficiently stable using the cassette system, many other dry powders are sensitive to relative humidity. In those cases, exposure to moisture causes clumping of the powder, which can no longer be readily aerosolized to the required aerodynamic diameter. The blisterdisk system is being developed for drugs that require a barrier against moisture or light. This system utilizes powder-filled sealed foil blisters, which prevent moisture build-up into the powder. The blisterdisk system has been designed to contain 16 doses per blisterdisk and is believed to be sufficiently flexible to accommodate a wide variety of drugs. In order to take a dose using the blisterdisk system, the patient will open the mouthpiece cover, push a button to open the blister and inhale through the mouthpiece to actuate the impeller and aerosolize the dose. As the patient closes the mouthpiece cover, the next blister is advanced to the dosing position.

The Spiros blisterdisk system design has evolved to the stage that units for clinical trials have been produced. No product is currently under active development on the Spiros blisterdisk system on behalf of Spiros Corp. II.

SPIROS PRODUCTS IN DEVELOPMENT

We have selected five compounds to develop for delivery through Spiros: a beta-agonist, albuterol, two steroids, beclomethasone and budesonide, an anticholinergic, ipratropium, and a combination of albuterol and ipratropium. However, to focus resources on the development of the steroid products and albuterol, we have temporarily suspended work on the ipratropium and the albuterol-ipratropium combination products and will review the opportunity for these products at a later date.

ALBUTEROL. Albuterol, a beta-agonist, provides rapid symptomatic relief of reversible bronchospasm. When administered by inhalation, it produces significant bronchodilation promptly and its effects are demonstrable for a number of hours. Albuterol is the most widely accepted asthma medication in the world. In 1998, U.S. sales of albuterol were approximately $425 million as measured by average wholesale prices.

To address the issues raised in the FDA's complete response letter received in November 1998, we and Dura expect to initiate the additional clinical trials in late 1999 with a targeted launch date in 2001, pending FDA approval. There can be no assurance of FDA approval in a timely manner, if at all.

BECLOMETHASONE. Beclomethasone is a steroid used to treat the inflammatory component of asthma and certain symptoms of COPD. Systemic side effects resulting from the inhalation of beclomethasone are less than those that occur with steroids taken in capsule, tablet or liquid form. Beclomethasone was first launched in MDI form as Vanceril by Schering-Plough and later as Beclovent by Glaxo. In 1998, U.S. sales of beclomethasone were approximately $195 million as measured by average wholesale prices. In the first quarter of 1997, Dura completed dose ranging studies of a one dosage strength of beclomethasone in the Spiros cassette system under an investigational new drug application. In the fourth quarter of 1997, Dura commenced a late-stage 12-week trial in humans to demonstrate safety and efficacy. Enrollment of patients was completed by the second quarter of 1998. As a result of feedback received from the FDA regarding Albuterol Spiros, Dura, on our behalf, must conduct additional clinical trials for Beclomethasone Spiros-TM-. We presenty expect to commence such studies in late 1999. Pending successful trial outcome, Dura plans, on our behalf, to file a new drug application for Beclomthasone Spiros and to launch the product, pending approval, in 2001. There can be no assurance of FDA approval in a timely manner, if at all.

BUDESONIDE. Budesonide is a new generation steroid used to treat the inflammatory component of asthma. Budesonide has been marketed in several dosage forms outside of the U.S., but to date has only been available in the U.S. in nasal spray form. However, in June 1997, the FDA approved for marketing in the U.S. a dry powder formulation of budesonide for delivery through Astra's Pulmicort Turbuhaler. In 1997, worldwide sales of budesonide were estimated to be greater than $600 million as measured by average wholesale prices. Dura, on our behalf, has begun formulation of budesonide for delivery through Spiros, and expects to initiate clinical trials in late 1999.

IPRATROPIUM AND ALBUTEROL-IPRATROPIUM COMBINATION. Ipratropium is an anticholinergic bronchodilator. Ipratropium is most commonly prescribed for the long-term management of COPD (including chronic bronchitis and emphysema) and for the treatment of asthmatic patients who are poorly controlled by, or who experience troublesome side effects from, beta-agonists such as albuterol. Ipratropium acts at a site that is different from the site where beta-agonists act and thus affords an alternative approach to the treatment of airway obstruction. Albuterol and ipratropium are frequently prescribed in combination for patients with COPD or asthma. Boehringer Ingelheim has marketed an albuterol-ipratropium combination product, Combivent, outside of the U.S. for a number of years. Combivent was approved for marketing in the U.S. in early 1997 and has recently been launched in MDI form. Based on the substantial work performed with albuterol and the feasibility study conducted with ipratropium, we believe that developing an albuterol-ipratropium formulation for delivery using Spiros will be feasible. However, to focus resources on the development of the steroid products and albuterol, we have temporarily suspended work on the ipratropium and the albuterol-ipratropium combination products and will review the opportunity for these products at a later date.

OTHER PRODUCT DEVELOPMENT EFFORTS

Our Board of Directors has the right, with the consent of Dura, to select additional designated compounds for the treatment of respiratory diseases, including asthma, allergy, cystic fibrosis or respiratory infection for delivery using Spiros.

In the event that we obtain the rights to any designated compounds, we will conduct technical evaluations of the applicable compounds as candidates for delivery through Spiros. Technical evaluations will generally include patent evaluation, establishment of analytical methods, micronization of drug substance, preliminary formulation development, preliminary aerosol characterization, preliminary stability evaluation and animal bioavailability, efficacy and toxicology evaluation. Technical evaluations may also include initial safety and efficacy studies in humans.

In the event that we obtain additional funds, through the exercise of a product option, such funds may be used for the development of a next-generation inhaler or enhancements to the existing Spiros technology.

RELATIONSHIP WITH DURA

The following is a summary of certain provisions of our agreements with Dura. The summary is qualified in its entirety by reference to the full text of such agreements, copies of which may be obtained upon request to us.

STOCK PURCHASE OPTION

According to our certificate of incorporation, Dura, as holder of all issued and outstanding shares of special common stock, will have the right to purchase all, but not less than all, of our callable common stock outstanding at the time the right is exercised. The purchase option will be exercisable at any time beginning on December 22, 1997 and ending on the earlier of (1) December 31, 2002 or (2) the 90th day after the date we provide Dura with certain notice. Dura may, at its election, extend such period by providing additional funding for the continued development of the Spiros products, but in no event beyond December 31, 2002. If the purchase option is exercised, the exercise price, calculated on a per share basis, will be as follows:


If the callable common stock is
acquired under the purchase option     Exercise price
----------------------------------------------------------------------------
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

The exercise price was mutually determined by us and Dura, giving consideration to (1) a compound annual rate of return upon exercise, as required by potential investors, to be achieved upon any exercise of the purchase option, (2) the implied returns to investors purchasing securities with a similar structure historically, (3) the comparability of the offering to those prior offerings,
(4) the value of the warrants, (5) the nature of Spiros products, (6) the agreements between us and Dura, and (7) other factors as we and Dura deemed appropriate and advice given by the underwriters of the offering.

The exercise price may be paid in cash or shares of Dura common stock, or any combination of cash and stock, at Dura's sole discretion. Any such shares of Dura common stock will be valued based upon the average of the closing price for Dura common stock on the Nasdaq National Market for 10 trading days immediately preceding the date of the exercise notice. In the event the purchase option were transferred, the payment by the subsequent holder of the majority of the special common stock could also be made in cash or, if such holder or its parent is a company whose common equity securities are listed on a national securities exchange or admitted to unlisted trading priviledges or listed on the Nasdaq National Market, in the sole discretion of such holder, in shares of such listed common equity security.

Dura owns all of our issued and outstanding special common stock, which grants Dura the purchase option and confers certain voting and other rights, including the right to elect two directors to our board. Under our certificate of incorporation, we are prohibited, until the expiration of the purchase option, from taking or permitting certain actions inconsistent with Dura's rights under the purchase option. Examples of prohibited actions on our part without the consent of Dura include (1) paying dividends, (2)
issuing additional shares of capital stock, (3) borrowing more than $1 million in total, (4) merging, liquidating, or selling all or substantially all of our assets, or (5) altering the terms of the purchase option. At present, Dura has indicated it has no intention of transferring its shares of special common stock.

TECHNOLOGY LICENSE AGREEMENT

We have entered into a technology license agreement with Dura. Under the agreement, Dura granted us an exclusive, worldwide, perpetual, royalty-bearing license to use the core Spiros technology in research, development and commercialization (except with respect to beclomethasone in Asia) of the Spiros products, including rights to patents, patent applications and other intellectual property rights.

As consideration for these license rights granted to us by Dura, we will pay Dura a technology access fee equal to the greater of (a) 5% of the Net Sales of each Spiros product or (b) $2 million for all Spiros products in any calendar year beginning in 1998. Our obligation will terminate, on a country-by-country basis, (a) within 10 years from the first sale of such Spiros product in those countries where no patents covering such product are issued and (b) in those countries where patents covering the Spiros products are issued, upon the expiration of the last-to-expire patent covering such Spiros product in such country.

In addition, we granted Dura (a) a worldwide, exclusive, royalty-free license to use the core technology and the program technology to develop the Spiros products under the terms of our development agreement, (b) a worldwide, exclusive, royalty-bearing license to use the program technology to sell Spiros products worldwide under the terms of our manufacturing and marketing agreement,
(c) upon Dura's exercise of the option for Albuterol Spiros, a worldwide, exclusive, royalty-free, irrevocable, perpetual license to the program technology to develop, manufacture and commercialize Albuterol Spiros, (d) upon Dura's exercise of the product option, a worldwide, exclusive, royalty-free, irrevocable, perpetual license to the program technology to develop, manufacture and commercialize sell the Spiros product for which the option is exercised, and
(e) a worldwide, exclusive, royalty-free, irrevocable, perpetual license to the program technology, including technology relating to enhancements to the existing Spiros technology or any next generation inhaler system, to develop, manufacture and commercialize products other than the Spiros products, including products that compete with the Spiros products.

Under this agreement, Dura must use commercially reasonable efforts to secure the rights of third parties in technology that is necessary or useful to the development of the Spiros products. We have no obligation to accept any grant of such rights or to assume any obligation without our prior written consent. If we desire to obtain any such rights, we and Dura both agree to negotiate in good faith regarding the allocation of any royalty, license fee or other payments payable to the third party and the assumption of any obligations applicable to such license.

Until the expiration of the purchase option, Dura will direct and cause, at our expense, appropriate patent applications to be prepared, prosecuted and maintained with respect to patents licensed to us and with respect to any technology developed or acquired on behalf of us by Dura. Upon the termination of the unexercised purchase option, all patents and patent applications developed or acquired by Dura on our behalf will be assigned to us.

Under the terms of the technology agreement, if we or Dura receive notice of alleged infringement of any patent, the other party must be notified of such infringement. All recoveries in any action to enforce patent rights will be retained by the parties in proportion to costs paid by the parties in enforcing such action.

We have agreed to indemnify Dura against certain third party claims, including patent infringement claims, relating to our use of the program technology or breach of the technology agreement, development agreement or manufacturing and marketing agreement. Dura agreed to indemnify us against certain third party claims, including patent infringement claims, relating to Dura's use of the program technology, performance of development or breach of the same agreements.

Prior to the expiration of the purchase option, without Dura's prior written consent we cannot (a) license, sublicense, encumber or otherwise transfer any rights in the program technology; (b) make, use or sell any of the program technology; or (c) authorize, cause or assist in any way any other person to do any of the above. Following the expiration or termination of the purchase option, these limitations will cease to be applicable. Thereafter, we will have the right to license, sublicense, encumber or otherwise transfer the program technology for use with any Spiros products that have not been acquired by Dura through the exercise of either product option. Dura may assign its rights and delegate its obligations under the technology agreement only to an affiliate of Dura, certain successors of Dura or certain persons that acquire substantially all of Dura's assets.

The technology agreement will remain in full force and effect indefinitely, unless terminated by (a) mutual agreement of the parties or (b) Dura's exercise of the purchase option.

Either Dura or we may terminate the technology agreement prior to its expiration if the other party (a) breaches any material obligation under the technology agreement or the development agreement, which breach continues for a period of 60 days after written notice of such breach, (b) enters into any voluntary proceeding in bankruptcy, reorganization or an arrangement for the benefit of its creditors, or its Board of Directors or stockholders authorize such action or (c) fails to dismiss any such proceeding within 60 days after the same is involuntarily commenced. If we terminate the technology agreement, our license to use the program technology will continue, except with respect to any Spiros products that have been previously acquired by Dura through exercise of the product Options. We will be free to enter into arrangements with third parties to research, develop and commercialize the Spiros products. If Dura terminates the technology agreement, (a) our license to use the core Spiros technology under the technology agreement will terminate, (b) all of our rights to the program technology will revert to Dura, and (c) all rights to develop, use and sell the Spiros products will revert to Dura. Both parties will use reasonable efforts for a period of 120 days after the technology agreement is terminated by Dura to reach agreement on royalties and other compensation to be paid to us by Dura, solely with respect to the Spiros products and the program technology. In the absence of such agreement, the matter will be submitted to binding arbitration. There can be no assurance that, upon termination of the technology agreement by us, we will be able to make alternative arrangements for the research, development and commercialization of some or all of the Spiros products.

ALBUTEROL AND PRODUCT OPTION AGREEMENT

We entered into the albuterol and product option agreement with Dura under which Dura may obtain (a) the assets related to Albuterol Spiros and (b) the assets related to the other option product.

The assets related to the product acquired under this agreement include (a) the relevant Spiros product, (b) the compound as formulated for use in the product,
(c) a perpetual, sublicensable, non-exclusive, royalty-free license to the technology owned, developed, or acquired by Dura during the term of the development agreement applicable to the product for use solely with the product, and (d) all applications and documents filed with the FDA or a foreign regulatory authority to obtain regulatory approval to commence commercial sale or use of the product.

The option to acquire Albuterol Spiros is exercisable commencing December 22, 1997 and ending on the earlier of (1) 360 days after receipt of FDA approval to market Albuterol Spiros or (2) the date Dura ceases to manufacture or market Albuterol Spiros in accordance with the terms of the manufacturing and marketing agreement.

Upon exercise of the option to acquire Albuterol Spiros, Dura will make a single payment to us in cash equal to (a) the aggregate purchase option exercise price, assuming acquisition of all shares of callable common stock in December 2001, multiplied by (b) a fraction, the numerator of which will equal the development and commercialization costs and expenses incurred by us in connection with the development and commercialization of Albuterol Spiros and the denominator of which will equal the funds available for development of Spiros products. Proceeds, if any, from the exercise of any product option are excluded.

The other product option is exercisable with respect to each other Spiros product commencing December 22, 1997 and ending 90 days after receipt of FDA approval to market such Spiros product. This option may only be exercised with respect to a single Spiros product.

Upon exercise of the other product option, Dura will make a single payment to us in cash equal to 110% of (a) the aggregate purchase option exercise price, assuming acquisition of all shares of callable common stock in December 2001, multiplied by (b) a fraction, the numerator of which will equal the development and commercialization costs and expenses incurred by us in connection with the development of such product and the denominator of which will equal the funds available for development of Spiros products. Proceeds, if any, from the exercise of any product option are excluded.

Any payments received by us with respect to the exercise of either product option will be available to us to further develop Spiros products.

The product option agreement will automatically terminate in the event that we terminate the technology agreement, the development agreement or the manufacturing and marketing agreement, consistent with the terms of those agreements. Additionally, the product option agreement will terminate on the date the purchase option terminates, whether by exercise or otherwise.

DEVELOPMENT AGREEMENT

We entered into a development agreement with Dura under which Dura agreed to use commercially reasonable efforts to develop the Spiros products and to make certain other expenditures. Dura will furnish all labor, supervision, services, supplies, and materials necessary to perform the development.

Dura also agreed to use commercially reasonable efforts to obtain the rights to, and to sublicense to us, any patent or technology license held by a third party that Dura reasonably determines to be necessary or useful to enable Dura to conduct the development. Dura will act as our exclusive agent for the filing and prosecuting of all regulatory applications and permits required for FDA approval in Dura's name and any other necessary regulatory approvals for the Spiros products. In the event that the purchase option expires unexercised, Dura will use its reasonable efforts to cause all applications and documents filed with the FDA or a foreign regulatory authority to obtain regulatory approvals for the Spiros products, with respect to which Dura has not acquired exclusive rights, to be assigned to us.

Dura will conduct the development in accordance with an annual workplan and budget. Dura provides us with annual workplans and budgets, which are subject to approval and acceptance by our board of directors. Dura must report any significant deviations from an annual workplan and budget in a timely manner. Further, our reimbursement for expenditures to Dura may not exceed in any calendar year 120% of the amount allocated in the applicable annual workplan and budget, unless otherwise approved by us.

During the term of the development agreement, both companies will provide the other with quarterly reports with respect to all payments due and all credits taken for such quarter. Dura's quarterly report to us includes a statement of the development costs as defined in the agreement incurred during the quarter and a summary of work performed for us. Additionally, each company is required to maintain and make available for inspection by an independent public accountant selected by the requesting party such records of the other party as may be necessary to verify the accuracy of reports and payments made under the development agreement. The inspection may occur once in each calendar year and upon reasonable notice and during regular business hours.

Payments to Dura under the development agreement will be made for the full amount of all of Dura's research and development expenses, general and administrative expenses, capital equipment costs, and all other costs and expenses incurred by Dura in performing the activities described above. Our payments are limited to the maximum amount of the funds we have available. Development costs will include development expenses, including salaries, benefits, supplies, and facilities and overhead allocations, that are billed at a rate of fully burdened cost plus 25%. Services provided by third parties will be billed at a rate of cost plus 20%. This pricing structure is considered by Dura to be consistent with contractual relationships it has had with other third parties.

If either company determines that the development of a particular Spiros product should be discontinued because continued development is not feasible or is uneconomic, or that the development should be expanded to include additional compounds, then both companies will use reasonable efforts to agree on the nature of the development and the identity of any other compound to be developed.

Under the development agreement, the costs of the manufacture and sale of Spiros products to conduct clinical trials necessary to obtain FDA approval or any other required regulatory approval are included in development costs. Dura will pay us any revenue received from the sale of such Spiros products prior to receipt of FDA approval to market.

Either company may terminate the development agreement prior to its expiration if the other party (a) breaches any material obligation under the technology agreement or the development agreement, which breach continues for a period of 60 days after written notice thereof, (b) enters into any voluntary proceeding in bankruptcy, reorganization or an arrangement for the benefit of its creditors, or its Board of Directors or stockholders authorize such action or
(c) fails to dismiss any such proceeding within 60 days after the same is involuntarily commenced.

Dura's obligation to perform development work under the development agreement will terminate when we have cash or cash equivalents of less than $5 million. This is projected by us to occur during the second half of 2000 based on our current development program. Dura may elect to provide additional funding for the development of the Spiros products in its sole discretion.

Dura may assign its rights and delegate its obligations under the development agreement only to an affiliate of Dura, certain successors of Dura or certain persons that acquired substantially all of the assets of Dura. We may not assign our rights or delegate our obligations under the agreement.

MANUFACTURING AND MARKETING AGREEMENT

We have entered into a manufacturing and marketing agreement with Dura under which we granted to Dura an exclusive, worldwide license to manufacture and market the Spiros products. Dura will pay us on a quarterly basis a royalty of 7% of the net sales of each Spiros product. The royalty begins upon receipt of FDA approval to market such product. Prior to the expiration of the option to acquire assets related to Albuterol Spiros, no royalty payment is due with respect to net sales of Albuterol Spiros.

Under the manufacturing and marketing agreement, Dura agreed to use diligent efforts to commence sales of each Spiros product promptly upon receiving FDA approval for such product. Dura will be responsible for maintaining competent, qualified sales personnel, and agreed not to make any representations inconsistent with the approved labeling of each Spiros product.

"Net sales" for purposes of the manufacturing and marketing agreement and the technology agreement is defined as the gross amount invoiced for sales of the Spiros products by Dura or its sublicensees, if any, to third parties less (1) discounts actually allowed, (2) credits for claims, allowances, retroactive price reductions or returned Spiros products, (3) prepaid freight charges incurred in transporting Spiros products to customers, (4) sales taxes and other governmental charges actually paid in connection with the sales, but excluding income taxes, and (5) royalty obligations paid to the inventor of certain aspects of the Spiros technology. Net sales will not include sales between or among Dura, its affiliates and its sublicensees unless such sales are for end use rather than for purposes of resale.

The manufacturing and marketing agreement will terminate (a) upon the exercise or termination of the purchase option or (b) by mutual agreement of the parties at any time. In the event Dura exercises either product option, the manufacturing and marketing agreement will terminate with respect to relevant product, but will otherwise continue in full force and effect.

SERVICES AGREEMENT

We have entered into a services agreement with Dura. Dura provides certain management and administrative services to us, performed either internally or externally on our behalf, at the rate of $100,000 per calendar quarter. This agreement terminates on the earlier of (1) the exercise of the purchase option or (2) 12 months after expiration of the purchase option.

SPECIAL COMMON STOCK

There are currently 1,000 shares of our special common stock issued, all of which are held by Dura. The special common stock does not confer on its holder the right to vote at any meeting of our stockholders except as required by law or referred to in the next paragraph. The holder of special common stock is entitled to elect two of our directors. The special common stock also does not have rights to any of our profits. In the event we are dissolved, our callable common stock has a priority over the special common stock with respect to return of capital. The special common stock is not otherwise entitled to participate in any way in our profits or assets. We do not presently intend to issue any additional shares of special common stock.

Until the expiration of the purchase option, no resolution or act of us or our board of directors to authorize or permit any of the following will be effective without the prior written approval of the holders of a majority of the outstanding special common stock: (1) the allotment or issue of shares or other securities of us or the creation of any right to such an allotment or issue; (2) the reduction of our authorized capital stock; (3) the alteration of or any change to the rights, powers, preferences and restrictions of the special common stock; (4) outstanding borrowings of an aggregate of more than $1 million at any one time; (5) the sale or other disposition of or the creation of any lien or liens on the whole or a material part of our business or assets; (6) the declaration or payment of dividends or the making of any other distributions to our stockholders; (7) the merger, consolidation or reorganization of us with or into any other corporation; (8) the sale, liquidation or other disposition of all or substantially all of our assets; (9) the alteration or amendment of Articles IV or VII of our certificate of incorporation; and (10) the adoption, amendment or repeal of our bylaws.

As a result, Dura, as the holder of the outstanding special common stock, could preclude the holders of a majority of the shares of our callable common stock and our board of directors from taking any of the actions described above for so long as Dura continues to hold its shares. Dura may transfer or sell all, but not less than all, of its shares of special common stock. As a result, an unrelated third party may acquire rights associated with the special common stock, including the rights discussed in this section. Any resolution to wind up our affairs or to liquidate us will confer upon the holders of the special common stock a right to vote. Shares of special common stock will carry a number of votes equal to the total number of votes carried by our callable common stock at the time outstanding. For a discussion of risks associated with Dura's ownership of special common stock, see "Risks and Uncertainties" below.

SALES AND MARKETING

We will rely entirely on Dura under the manufacturing and marketing agreement for our sales and marketing efforts. Under the manufacturing and marketing agreement, Dura will submit an annual marketing plan to be approved by us.

COMPETITION

There are at least 10 companies currently involved in the development, marketing or sales of dry powder pulmonary drug delivery systems. There are two types of DPIs currently in commercial use worldwide, individual dose and multiple dose. Individual dose dry powder inhalers currently marketed in the U.S. include the Rotohaler-TM- (developed and marketed by Glaxo) and the Spinhaler-Registered Trademark- (developed and marketed by Fisons Limited). The Turbuhaler-Registered Trademark- (developed and marketed by Astra), a multiple dose dry powder inhaler, is the leading dry powder inhaler in worldwide sales. In 1998, the first Turbuhaler product, the Pulmicort Turbuhaler, was launched by Astra. The FDA has also approved two multiple dose dry powder inhalers developed by Glaxo, the Flovent-Registered Trademark- Rotadisk-Registered Trademark- and the Serevent-Registered Trademark- Diskus-Registered Trademark-, both launched in early 1998.

Many of these companies, which include large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than ours, are engaged in developing, marketing and selling products that compete with our proposed products. In addition, Dura may develop or acquire products, which may compete with Spiros products. Further, other products now in use or under development by others may be more effective than our current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than we are able. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of our products. We believe that competition among both prescription pharmaceuticals and pulmonary delivery systems will be based on, among other things, product efficacy, safety, reliability, availability and price.

MANUFACTURING

A substantial amount of the work under the development agreement and the manufacturing and marketing agreement will be conducted at Dura's facilities. Dura has informed us that it believes that its available facilities are sufficient to satisfy its obligations under the development agreement and the manufacturing and marketing agreement. However, the same facilities may be used by Dura for work performed on its own account and in the performance of third party contracts.

PATENTS AND PROPRIETARY RIGHTS

Dura presently holds five U.S. patents and four U.S. patent applications relating to the Spiros technology to be further developed by us. The issued patents include a patent with claims covering the use in Spiros of an impeller to create an aerosol cloud of a drug intended for inhalation, which expires in 2011. Dura has also filed certain continuations in part and foreign patent applications relating to Spiros. All of the above patents and patent applications, relating to the Spiros technology, together with their respective continuations in part and foreign patent applications, have been licensed to us under the technology agreement. Until the expiration or termination of the purchase option, Dura is required to file patent applications, at our expense, with respect to inventions included in our technology. Dura will be the owner, while we will be the exclusive licensee for use with the Spiros products of any patents included in our technology. Our success will therefore depend in part upon the ability of Dura or us, as the case may be, to obtain strong patent protection both in the United States and other countries.

We consider the protection of discoveries in connection with our development activities important to our business. We intend to seek patent protection in the U.S. and selected foreign countries where deemed appropriate. Dura has also filed certain foreign patent applications relating to Spiros technology.

We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop its competitive position. For a discussion of risks related to our intellectual property rights, see "Risks and Uncertainties" below.

GOVERNMENT REGULATION

The manufacturing and marketing of Spiros products are subject to regulation by Federal and state government authorities. In the U.S., pharmaceuticals and drug delivery systems, including Spiros, are also subject to rigorous FDA regulation and may be subject to regulation by other jurisdictions, including the State of California. The Federal Food, Drug, and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of Spiros products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

To obtain FDA approval for each of the Spiros products, Dura, on our behalf, is required to conduct each of the following steps and possibly others:
(1) laboratory and possibly animal tests, (2) the submission to the FDA of an IND application, which must become effective before human clinical trials may commence, (3) adequate and well-controlled human clinical trials to establish safety and efficacy, (4) the submission of an NDA to the FDA for marketing approval, and (5) FDA approval of the new drug application prior to any commercial sale or shipment. The new drug application must include, in addition to a compilation of preclinical and clinical data, complete information about product performance and manufacturing facilities and processes. Prior to completion of the regulatory review process, the FDA may conduct an inspection of the facility, manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining FDA approval for each product, each domestic drug and/or device manufacturing facility must be registered with and approved by the FDA. Domestic manufacturing facilities are subject to biennial inspections by the FDA and inspections by other jurisdictions and must comply with good manufacturing practice for both drugs and devices. To supply products for use in the U.S., foreign manufacturing establishments must comply with current good manufacturing practice and other requirements and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

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

Clinical trials involve the administration of the pharmaceutical product to healthy volunteers or to patients identified as having the condition for which the pharmaceutical agent is being tested. The pharmaceutical product is administered under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practice and protocols previously submitted to the FDA as part of the IND application that detail the objectives of the study, the parameters used to monitor safety and the efficacy criteria evaluated. Each clinical study is conducted under the auspices of an independent Institutional Review Board at the institution at which the study is conducted. The IRB considers, among other things, the design of the study, ethical factors, the safety of the human subjects and the possible liability risk for the institution.

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

The results of the preclinical and clinical trials for pharmaceutical drug products such as those being developed by Dura, on our behalf, are submitted to the FDA in the form of an NDA for marketing approval. FDA approval can take several months to several years, or approval may be denied. The approval process can be affected by a number of factors, including the severity of the side effects, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review process and may delay marketing approval. After FDA approval for the initial indication, further clinical trials are necessary to gain approval for the use of the product for any additional indications. The FDA may also require post-marketing testing and surveillance to monitor for adverse effects, which can involve significant additional expense.

The FDA has considerable discretion to decide what requirements must be met prior to approval. We believe, based upon the FDA's historical practice with respect to drug inhalers, that the FDA will regulate each combination of Spiros with a compound as a discrete pharmaceutical or drug product requiring separate approval as a new drug.

The Federal Food, Drug, and Cosmetic Act permits the export of unapproved drugs to a foreign country, provided the product complies with the laws of that country and has valid marketing authorization in at least one of a list of designated "Tier 1" countries. Once a product is exported to a qualified foreign country, we will be subject to the applicable foreign regulatory requirements governing human clinical trials and marketing approval in that country. The requirements relating to the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country and there can be no assurance that we will be able to meet and fulfill the statutory requirements in a particular country.

RESEARCH AND DEVELOPMENT EXPENSES

We incurred research and development expenses for the period from September 23, 1997 (date of incorporation) through December 31, 1997, and the year ended December 31, 1998, of $7.0 million and $50.8 million, respectively.

HUMAN RESOURCES

We have no employees. The officers, Dr. David S. Kabakoff, Chairman, President and Chief Executive Officer, Erle T. Mast, Vice President and Chief Financial Officer, and Mitchell R. Woodbury, Secretary, are employees of Dura.

RISKS AND UNCERTAINTIES

SPIROS REQUIRES SIGNIFICANT ADDITIONAL DEVELOPMENT WHICH IS COSTLY, TIME-CONSUMING AND MAY NEVER BE COMMERCIALLY SUCCESSFUL. Spiros will require significant additional development efforts as well as clinical testing. This work is very costly and time consuming. Even after spending significant amounts of money and time, the development of any Spiros product may not be successful. Moreover, even if Spiros does receive regulatory approval, Spiros may never be commercially successful, have all of the patent and other protections necessary to prevent competitors from producing similar products and may infringe on patent or other proprietary rights of third parties. The failure of Spiros to receive timely regulatory approval and achieve commercial success would have an adverse effect on our business.

BEFORE ANY SPIROS PRODUCT CAN BE MARKETED, CERTAIN REQUIRED GOVERNMENTAL APPROVALS WILL HAVE TO BE OBTAINED, WHICH IS NOT ASSURED; FAILURE TO OBTAIN SUCH APPROVALS WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. The development, testing, manufacturing and marketing of pharmaceutical products are subject to extensive regulation by governmental authorities, including the FDA. Each Spiros product will have to obtain approval from the FDA before that product can be manufactured or marketed. The review and approval process mandated by the FDA is very rigorous, requiring testing as well determining manufacturing capability and product performance. FDA review can be delayed beyond the expectations of us, our shareholders or securities analysts covering our securities. None of the products currently in development may ever be approved by the FDA. Failure to obtain approvals would have an adverse effect on our business and results of operations.

OUR REGULATORY APPLICATION SUBMITTED TO THE FDA FOR ALBUTEROL SPIROS-TM- WILL NOT BE APPROVED WITHOUT ADDITIONAL CLINICAL TRIALS, WHICH WILL DELAY THE COMMERCIALIZATION OF ALBUTEROL SPIROS. On November 4, 1998, Dura and Spiros Corp. II announced the receipt of a complete response letter from the FDA. The letter indicated that the new drug application submitted by Dura on our behalf for Albuterol Spiros will not be approved unless we address certain deficiencies. The FDA requested that we complete additional clinical trials on the Spiros inhaler to ensure the inhaler is reliable and to replicate clinical outcomes of the initial trials. The FDA also requested that several chemistry, manufacturing and control issues, as well as certain electromechanical reliability issues be resolved. As a result of a series of meetings with the FDA, we and Dura have determined the requirements to address these issues to support the resubmission of the new drug application for Albuterol Spiros. Dura on our behalf, expects to initiate clinical trials for both Albuterol Spiros and Beclomethasone Spiros in the fourth quarter of 1999 and to commercialize these products in 2001, pending successful development and FDA approval. We cannot predict or assure the successful outcome of additional trials to support the resubmission of the new drug applciation, or if the FDA will ever approve this new drug application.

WE MAY NOT HAVE SUFFICIENT FUNDS TO COMPLETE THE DEVELOPMENT OF ANY SPIROS PRODUCT. Based on our current development plan and budget for the Spiros projects, we expect to expend all of our existing funds in the second half of 2000. Further, we do not believe that our current available funds will be adequate to complete the development or regulatory review process for any of the Spiros products. Until the expiration of Dura's purchase option, we are significantly restricted from raising additional funds without Dura's consent. While Dura may, at its sole option, provide funds for further development of the Spiros products or infuse additional cash into Spiros Corp. II through the exercise of the albuterol or product options, it is not obligated to do so. If the purchase option is not exercised, we would have to raise substantial funding while hiring, or otherwise obtaining access to, research and management personnel. We may not be successful in doing any of these tasks. Failure to do so would have an adverse effect on our business and results of operations.

WE ARE DEPENDENT ON DURA FOR ALL ACTIVITIES IN THE DEVELOPMENT OF SPIROS PRODUCTS. We do not have manufacturing or marketing capabilities. Under our agreements with Dura, we are obligated to only utilize Dura's manufacturing facilities for manufacturing in the U.S. during the term of the manufacturing and marketing agreement. Dura has the right to use contract manufacturers and currently plans to rely on third parties to manufacture certain components of Spiros. There can be no assurance that Dura's facilities or those of its contract manufacturers will be satisfactory for our needs. In addition, Dura or its contract manufacturers may require additional FDA approval prior to commencing manufacturing of Spiros products. There can be no assurance that the Spiros products can be manufactured, whether by Dura or a contract manufacturer, on a commercial scale for commercially reasonable cost or on a timely basis. We have no experience in sales, marketing or distribution.
Under the manufacturing and marketing agreement, Dura has exclusive worldwide marketing rights to the Spiros products. Dura's sales and marketing force may not be able to establish commercially successful sales and distribution capabilities for the Spiros products.

Dura will determine unilaterally certain activities to be undertaken under the development agreement. In all events Dura will have substantial influence over all activities and procedures (including the timing and priorities thereof) to be undertaken under our agreements with Dura. Dura has no obligation to complete any development or other activity after all of our funds have been spent. Dura's own projects and other third party projects may compete for time and resources with projects undertaken under our agreement with Dura. The resources that Dura uses under these agreements may therefore be limited.

DURA WILL NEED TO SIGNIFICANTLY EXPAND ITS MANUFACTURING CAPABILITY AND COMPLY WITH GOVERNMENT REGULATIONS BEFORE WE CAN MANUFACTURE OUR SPIROS PRODUCT.
Dura will need to significantly expand its current manufacturing operations and comply with government regulations in the U.S. and other countries to obtain marketing approval. In addition, Dura's manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with requirements of the FDA and the State of California. Dura intends to utilize third parties to produce components of and assemble the Spiros inhaler. Such third parties have only produced limited quantities of components and assembled limited numbers of inhalers. These third parties will be required to significantly scale up their activities and to produce components which meet applicable specifications on a timely and consistent basis. Such third parties may not be successful in attaining acceptable service levels or meeting regulatory requirements which would have an adverse effect on our ability to commercialize the Spiros products.

THE PHARMACEUTICAL INDUSTRY IS EXTREMELY COMPETITIVE AND WE MAY NOT BE SUCCESSFUL. Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than ours, are engaged in developing, marketing and selling products that compete with those offered or planned to be offered by us. The selling prices of such products typically decline as competition increases. Further, other products now in use or under development by others may be more effective than our current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than we are able. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of our products. Our failure to effectively respond to the competitive pressures of our industry would have an adverse effect on our business and results of operations.

WE DO NOT HAVE A LONG OPERATING HISTORY AND THERE IS NO ASSURANCE OF PROFITABILITY OR DIVIDENDS. We were recently formed and have no operating history upon which investors may base an evaluation of our likely financial performance. We anticipate that substantially all of our available funds will be expended prior to the earliest receipt of any significant revenues, resulting in significant losses. Further, even if the Spiros products are developed or marketed under the agreements with Dura, they may not be able to be marketed profitably. Even if such Spiros products are commercialized profitably, the initial losses incurred by us may never be recovered. We are prevented from paying dividends on our common stock without the approval of Dura, and accordingly, do not expect to pay any dividends.

WE HAVE NO ASSURANCE THAT DURA WILL EXERCISE ITS OPTIONS. Dura is not obligated to exercise its purchase option, the albuterol option or the product option, and it will exercise such options only if, in the opinion of Dura's Board of Directors, it is in Dura's best interest to do so. Even if the Spiros products are developed and approved, if Dura does not exercise any of its options, we will be required to find alternative ways to commercially market or exploit the Spiros products. We may not be able to do so. If we determine to market the Spiros products ourselves, we will require substantial additional funds. We may not be able to raise funds when needed. Similarly, if we determine to license the Spiros products to third parties, such arrangements, if available, may be on terms less favorable to us than the terms of our arrangements with Dura.

THERE IS NO ASSURANCE THAT THE PURCHASE OPTION WILL BE REPRESENTATIVE OF THE VALUE OF SPIROS CORP. II. The purchase option exercise price was set as of the date of the closing of the Offering and therefore may not be representative of the value of our common stock at the time of the exercise of the Purchase Option.

POTENTIAL COMPETITION FROM DURA MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.
Dura is engaged in ongoing licensing and development of new products. While Dura has licensed the rights to develop, manufacture and commercialize the Spiros products, Dura is not prohibited from developing other products using Spiros, including those that may compete with the Spiros products, or from in-licensing or acquiring products that may compete with the Spiros products. Dura's activities may lead to the development, in-licensing or acquisition of products that compete with the Spiros products being developed by us. It is possible that Dura's rights with respect to such competitive products could reduce Dura's incentive to exercise the albuterol option, the product option or the purchase option.

DURA HAS THE ABILITY TO LIMIT CERTAIN OF OUR ACTIVITIES. Until the expiration of the purchase option, Dura must approve certain of our activities, including: (i) the issuance of our securities; (ii) borrowing an aggregate of more than $1 million at any one time; (iii) the sale or other disposition of a material part of our business or assets; (iv) the declaration or payment of dividends or the making of any other distributions to our shareholders; (v) the merger or consolidation of us with or into any other corporation; and (vi) the adoption, amendment or repeal of our Bylaws. Accordingly, Dura could preclude our shareholders and Board of Directors from taking any of the foregoing actions during such period. Dura, as holder of all of the outstanding special common stock, may transfer or sell all, but not less than all, of such shares. As a result, an unrelated third party may acquire rights associated with the special common stock, including the rights discussed in this section and the right to exercise the albuterol option, the product option and the purchase option. There can be no assurance that any transferee of the special common stock will have the same financial resources or development, manufacturing or marketing capabilities as Dura, which may reduce the likelihood of the exercise of the albuterol option, the product option or the purchase option.

OUR ABILITY TO OBTAIN PATENTS AND PROTECT OUR PROPRIETARY RIGHTS IS UNCERTAIN AND COULD RESULT IN AN ADVERSE EFFECT ON OUR BUSINESS. Our ability to obtain patents on current or future products or formulations, defend our patents, maintain trade secrets and operate without infringing upon the proprietary rights of others both in the U.S. and abroad is uncertain. Patents may never issue. Even if issued or licensed to us, patents may not be enforceable, provide substantial protection from competition or be of commercial benefit to us. Even if all these are true, we may not possess the financial resources necessary to enforce or defend any of our patent rights. Our success will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which certain of our products are based. Litigation, which is costly, may be necessary to enforce our patent and license rights or to determine the scope and validity of proprietary rights of third parties.

We may be required to obtain licenses to patents or other proprietary rights of others. These licenses may not be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays in Spiros product market introductions or could find that the development, manufacture or sale of the Spiros products requiring such licenses to be impossible. Moreover, we could incur substantial costs and diversion of management time in defending ourselves in any suits brought against us claiming infringement of the patent rights of others or in asserting our patent rights.

We are aware of foreign patents granted to third parties in the United Kingdom that claim proprietary rights in areas that may overlap with certain Spiros technology. In the event that we determine to market any Spiros product in the United Kingdom and further determine that such activity would infringe upon such third party patents, we may need to either design around these patents, obtain licenses to such patents, or avoid marketing products in the United Kingdom and other areas in Europe in which these patents provide protection.

OUR STOCK PRICE IS VOLATILE AND YOU MAY NOT GET A RETURN ON YOUR INVESTMENT.
The market prices for securities of emerging companies, including ours, have historically been highly volatile. Future announcements concerning us or our competitors may have a significant impact on the market price of our Units.
Such announcements might include (1) financial results, (2) the results of clinical testing of our or our competitors' products, (3) regulatory developments, (4) technological innovations, (5) new commercial products, (6) changes to government regulations, (7) regulatory decisions on commercialization of products, (8) developments concerning proprietary rights, or (9) litigation or public concern as to safety of our products.

WE MAY BE IMPACTED BY YEAR 2000 ISSUES WHICH COULD HAVE AN ADVERSE ON OUR BUSINESS. We rely on Dura for our operating and financial systems. We have made inquiries of Dura, and Dura has responded that it recognizes the need to ensure its operations will not be adversely impacted by the inability of Dura's systems to process data having dates on or after January 1, 2000. Processing errors due to software failure arising from calculations using the year 2000 date are a recognized risk. Dura has advised us that during 1998 they completed the identifications of their system with year 2000 exposure. They expect to complete their year 2000 evaluation, testing and contingency planning by June 30, 1999. Dura's identification of their most significant year 2000 exposure does not involve the research and development work Dura is performing on our behalf. While we believe that Dura's efforts are adequate to address the year 2000 concerns, there can be no assurance that the systems of other companies on which Dura's systems and operations rely will be converted on a timely basis and will not have a material effect on us. In addition, the potential impact of the year 2000 on others with whom we, through agreements with Dura, do business cannot be reasonably estimated at this time. The cost of Dura's year 2000 initiatives will be paid entirely by Dura.

ITEM 2.   PROPERTIES

Our corporate offices are located in Dura's executive offices in San Diego, California. We do not own or lease any facilities.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


The following table sets forth the high and low sale prices of our units as reported on the Nasdaq National Market, without retail mark-up, mark-down, or commissions, for the period December 18, 1997 through December 31, 1997 and by quarter for 1998. Each unit consists of one share of our callable common stock and a warrant for Dura common stock. There is no quoted market for the shares of callable common stock apart from the units.

                                            Units
                                       High         Low
                                     -------       -------
1997
Fourth Quarter                   $      17.75   $     16.50

1998
First Quarter                    $      19.00   $     13.75
Second Quarter                   $      17.38   $     15.88
Third Quarter                    $      17.00   $      9.38
Fourth Quarter                   $      11.75   $      6.63

At February 26, 1999, the closing price of our units was $8.38. At February 26, 1999 there was one holder of record and approximately 1,500 beneficial holders of record of units and one holder of special common stock.

We have not paid any dividends on our callable common stock and do not expect to do so in the foreseeable future. Holders of our callable common stock are entitled to receive any such dividends as may be recommended by the board of directors and approved by the holder of the special shares. The special common stock is not entitled to receive dividends.

In September 1997, Spiros Corp. II sold to Dura 1,000 shares of special common stock for aggregate proceeds of $1,000. The issuance of the special common stock was not registered pursuant to the Securities Act of 1933, as amended, (the "Act") and the special common stock was issued in connection with our formation. The special common stock was exempt from registration pursuant to Section 4(2) of the Act.

On December 22, 1997, Spiros Corp. II and Dura completed the offering of 6,325,000 Units. Each Unit consists of one share of Common Stock of Spiros Corp. II and one Warrant to purchase one-fourth of one share of Dura common stock, pursuant to a registration statement on Form S-1/S-3 (No. 333-37673/37673-01). The registration statement was declared effective on December 16, 1997. The net proceeds from the offering were invested in cash, cash equivalents and short-term investments. As of December 31, 1998, Spiros Corp. II has used $45.5 million of its cash, cash equivalents and short-term investments for its operating activities and has $118.9 million of working capital.

ITEM 6.   SELECTED FINANCIAL DATA

The following data has been derived from our audited financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 and our Financial Statements and notes thereto in Item 8.


                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                             September 23,                       September 23,
                                  1997                               1997
                                (date of                           (date of
                             incorporation)                     incorporation)
                                through         Year ended          through
                              December 31,     December 31,      December 31,
                                  1997             1998              1998
                                 ------           -------           ------
 Total revenues                 $   222         $  8,239           $  8,461
 Net loss                       $(6,924)        $(43,793)          $(50,717)
 Net loss per share:
    basic and diluted             (1.09)        $  (6.92)          $  (8.02)

                          December 31, 1997  December 31, 1998
                         ------------------  -------------------
 Total assets                $ 170,506            $ 123,796
 Total liabilities           $   8,425            $   4,878

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Spiros Development Corporation II, Inc. ("Spiros Corp. II") was incorporated in the state of Delaware on September 23, 1997 for the purpose of continuing the development of Spiros-Registered Trademark-, a dry powder pulmonary drug delivery system, and to conduct formulation work, clinical trials and commercialization for certain specified leading asthma and chronic obstructive pulmonary disease ("COPD") drugs for use with Spiros. Spiros Corp. II commenced operations on December 22, 1997.

On December 22, 1997, we and Dura Pharmaceuticals, Inc. ("Dura") completed an initial public offering of 6,325,000 units, each unit consisting of one share of callable common stock of our company and one warrant to purchase one-fourth of one share of Dura common stock at a price of $54.84 per share. The offering resulted in net proceeds to Spiros Corp. II of approximately $94 million. Concurrently, Dura contributed $75 million to our company. Substantially all funds from the offering and the $75 million contribution from Dura and interest earned thereon, are expected to be paid to Dura for the development and commercialization of Spiros and the use of Spiros with certain drugs pursuant to various agreements as described below. Through December 31, 1999, the units will trade publicly. Effective January 1, 2000, the units will separate into the two underlying securities.

Dura, as holder of 100% of the outstanding shares of our special common stock, has an irrevocable option to purchase all, but not less than all, of the issued and outstanding shares of our common stock at predetermined prices. Dura may exercise the purchase option at any time through the earlier of (a) December 31, 2002, (b) the 90th day after the date we provide Dura with our quarterly financial statements showing cash or cash equivalents of less than $5 million, although Dura may extend such period by providing additional funding for the continued development of Spiros, but in no event beyond December 31, 2002, or (c) upon termination of the technology license, development, or the manufacturing agreements between the Spiros Corp. II and Dura. If the Purchase Option is exercised, the per share price will be $24.01 through December 31, 1999, increasing on a quarterly basis to $45.95 per share through December 31, 2002. The purchase price may be paid, at Dura's discretion, in cash, shares of Dura common stock, or any combination thereof.

In December 1997, Spiros Corp. II and Dura entered into a technology license agreement. Dura granted to Spiros Corp. II an exclusive, worldwide, perpetual royalty-bearing license to use technology owned by Dura relating to the use of Spiros with the asthma and COPD drugs albuterol, beclomethasone, ipratropium, budesonide, and a combination of albuterol and ipratropium. Spiros Corp. II and Dura also executed a series of agreements, which provide for the development, marketing, and manufacturing of Spiros with specified compounds and for the provision of general and administrative services by Dura. Since Dura conducts all of our current activities under these agreements, we do not maintain any research staff or occupy any research facilities.

On November 4, 1998, we announced the receipt of a complete response letter from the FDA indicating that the new drug application is not approvable until and unless certain deficiencies are addressed. The FDA has requested additional clinical trials on the to-be-marketed Spiros inhaler in order to ensure inhaler reliability and replicate clinical outcomes of the initial trials. The FDA has also requested that several chemistry, manufacturing, and control issues, as well as certain electromechanical reliability issues be resolved. As a result of several meetings with the FDA, Dura and Spiros Corp. II have determined the requirements to address these issues and support a resubmission of the Albuterol Spiros NDA. Dura expects to initiate the additional clinical trials in late 1999 with a targeted launch date in 2001, pending FDA approval. In addition, in February 1999 we announced that we will temporarily suspend work on the ipratropium and albuterol-ipratropium combination products and will review the opportunity for these products at a later date.

RESULTS OF OPERATIONS

Spiros Corp. II commenced operations in December 1997 and incurred a net loss of $6.9 million for the period ended December 31, 1997 on research and development expenses of $7 million. For the year ended December 31, 1998, we incurred a net loss of $43.8 million. Research and development expenses for 1998 were $50.8 million. Interest income for the period ended December 31, 1997 and the year ended December 31, 1998 was $222,000 and $8.2 million, respectively. The increase in activity in 1998 as compared to 1997 reflects the fact that our operations commenced late in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Our initial capitalization totaled $169 million, consisting of net proceeds from the Offering of approximately $94 million and a $75 million contribution from Dura. At December 31, 1998, we had cash, cash equivalents, and short-term investments totaling $123.6 million and working capital totaling $118.9 million, a decrease of $46.9 million and $43.2 million, respectively, from December 31, 1997. These decreases are due to research and development costs incurred in 1998. We believe that our working capital and expected cash flows from our cash and short-term investments will be sufficient to fund our cash requirements through at least December 31, 1999.

YEAR 2000 COMPLIANCE

We rely on Dura for our operating and financial systems. We have made inquiries of Dura and Dura has responded that it recognizes the need to ensure its operations will not be adversely impacted by the inability of Dura's systems to process data having dates on or after January 1, 2000. Processing errors due to software failure arising from calculations using the year 2000 date are a recognized risk. Dura has advised us that during 1998 they completed the identifications of their system with year 2000 exposure. They expect to complete their year 2000 evaluation, testing and contingency planning by June 30, 1999. Dura's identification of their most significant year 2000 exposure does not involve the research and development work Dura is performing on our behalf. While we believe Dura's efforts are adequate to address the year 2000 concerns, there can be no assurance that the systems of other companies on which Dura's systems and operations rely will be converted on a timely basis and will not have a material effect on us. In addition, the potential impact of the year 2000 on others with whom we, through agreements with Dura, do business cannot be reasonably estimated at this time. The cost of Dura's Year 2000 initiatives will be paid entirely by Dura.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We invest our excess cash and short term investments in U.S. government and corporate debt securities with high quality credit ratings and maturities of less than two years. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. We are not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are filed as part of this Annual Report on Form 10-K (see Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. The information under the caption "Election of Directors," appearing in the Proxy Statement to be filed on or about April 16, 1999, is incorporated herein by reference.

(b) Identification of Executive Officers. The information under the caption "Executive Officers," appearing in the Proxy Statement to be filed on or about April 16, 1999, is incorporated herein by reference.

(c) Compliance with Section 16 (a) of the Exchange Act. The information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance," appearing in the Proxy Statement to be filed on or about April 16, 1999, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation and Other Information," appearing in the Proxy Statement to be filed on or about April 16, 1999, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the headings "Principal Stockholders" and "Security Ownership of Management," appearing in the Proxy Statement to be filed on or about April 16, 1999, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the headings "Election of Directors," "Executive Compensation and Other Information" and "Certain Relationships and Related Transactions," appearing in the Proxy Statement to be filed on or about April 16, 1999, is incorporated herein by reference.

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

(a)  3.   EXHIBITS


      Exhibit No.  Description
      -----------  -----------
 (1)  3.1          Amended and Restated Certificate of Incorporation.

 (1)  3.2          Amended and Restated Bylaws.

 (2)  4.1          Purchase option held by Dura Pharmaceuticals, Inc. to
                   purchase all of the outstanding Callable Common Stock of
                   Spiros Corp. II (included in Exhibit 3.1).

 (2)  4.2          Specimen Unit Certificate.

 (2)  4.3          Specimen Certificate of Callable Common Stock.

 (2)  4.4          Stock Certificate of Special Common Stock.

 (2)  10.1         Technology License Agreement dated December 22, 1997 between
                   Spiros Corp. II, Dura Pharmaceuticals, Inc., Dura Delivery
                   Systems, Inc. and Spiros Development Corporation.

 (2)  10.2         Development Agreement dated December 22, 1997 between Spiros
                   Corp. II and Dura Pharmaceuticals, Inc.

 (2)  10.3         Albuterol and Product Option Agreement dated December 22,
                   1997 between Spiros Corp. II and Dura Pharmaceuticals, Inc.

 (2)  10.4         Manufacturing and Marketing Agreement dated December 22,
                   1997 between Spiros Corp. II and Dura Pharmaceuticals, Inc.

 (2)  10.5         Services Agreement dated December 22, 1997 between Spiros
                   Corp. II and Dura Pharmaceuticals, Inc.

 (2)  10.6 +       1997 Stock Option Plan.

 (2)  10.7 +       Form of Notice of Grant of Stock Option.

 (2)  10.8 +       Form of Stock Option Agreement.

 (1)  10.9 +       Form of Indemnification Agreement between Spiros Corp. II
                   and each of its directors.




 (1)  10.10 +      Form of Indemnification Agreement between Spiros Corp. II
                   and each of its officers.

      23.1         Independent Auditors' Consent

      24.1         Power of Attorney (See Signature page).

      27.1         Financial Data Schedule.

      (1)          Incorporated by reference to Spiros Corp. II's Registration
                   Statement on Forms S-1/S-3 (No. 333-37673/37673-01), filed on October 10, 1997, as amended.
      (2)          Incorporated by reference to Spiros Corp. II's Form 10-K for the year ended December 31, 1997.
      +


(b)  REPORTS ON FORM 8-K.

None.

SUPPLEMENTAL INFORMATION

The Annual Report on Form 10-K and Proxy material will be furnished to our shareholders subsequent to the filing of this report and we will furnish such proxy material to the Securities and Exchange Commission at that time.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      MARCH  30,  1999        SPIROS DEVELOPMENT CORPORATION II, INC.
    ---------------------------
                                   By:   /s/ David S. Kabakoff
                                        ----------------------------------
                                        David S. Kabakoff, Ph.D.
                                        Chairman, President and Chief
                                        Executive Officer

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

Signature                                  Title                       Date
---------                                  -----                       ----

 /s/ David S. Kabakoff            Chairman, President and         March 30, 1999
----------------------------      Chief Executive Officer         --------------
(David S. Kabakoff, Ph.D.)     (Principal Executive Officer)

 /s/ Erle T. Mast                   Vice President and            March 30, 1999
----------------------------      Chief Financial Officer         --------------
(Erle T. Mast)         (Principal Financial and Accounting Officer)

/s/ Cam L. Garner                        Director                 March 30, 1999
----------------------------                                      --------------
(Cam L. Garner)



/s/ Sol Lizerbram                        Director                 March 30, 1999
----------------------------                                      --------------
(Sol Lizerbram)

 /s/ Alain B. Schreiber                  Director                 March 30, 1999
----------------------------                                      --------------
(Alain B. Schreiber, D.O.)

/s/ William H. Rastetter                 Director                 March 30, 1999
----------------------------                                      --------------
(William H. Rastetter)

                                   EXHIBIT INDEX
                                         TO
                                     FORM 10-K

      Exhibit No.  Description
      -----------  -----------
 (1)  3.1          Amended and Restated Certificate of Incorporation.

 (1)  3.2          Amended and Restated By-laws.

 (2)  4.1          Purchase option held by Dura Pharmaceuticals, Inc. to
                   purchase all of the outstanding Callable Common Stock of
                   Spiros Corp. II (included in Exhibit 3.1).

 (2)  4.2          Specimen Unit Certificate.

 (2)  4.3          Specimen Certificate of Callable Common Stock.

 (2)  4.4          Stock Certificate of Special Common Stock.

 (2)  10.1         Technology License Agreement dated December 22, 1997
                   between Spiros Corp. II, Dura Pharmaceuticals, Inc.,  Dura
                   Delivery Systems, Inc. and Spiros Development Corporation.

 (2)  10.2         Development Agreement dated December 22, 1997 between
                   Spiros Corp. II and Dura Pharmaceuticals, Inc.

 (2)  10.3         Albuterol and Product Option Agreement dated December 22,
                   1997 between Spiros Corp. II and Dura Pharmaceuticals, Inc.

 (2)  10.4         Manufacturing and Marketing Agreement dated December 22,
                   1997 between Spiros Corp. II and Dura Pharmaceuticals, Inc.

 (2)  10.5         Services Agreement dated December 22, 1997 between Spiros
                   Corp. II and Dura Pharmaceuticals, Inc.

 (2)  10.6 +       1997 Stock Option Plan.

 (2)  10.7 +       Form of Notice of Grant of Stock Option.

 (2)  10.8 +       Form of Stock Option Agreement.

 (1)  10. 9 +      Form of Indemnification Agreement between Spiros Corp. II
                   and each of its directors.

 (1)  10.10 +      Form of Indemnification Agreement between Spiros Corp. II
                   and each of its officers.




      23.1         Independent Auditors' Consent.

      24.1         Power of Attorney (See Signature page).

      27.1         Financial Data Schedule.

      (1)          Incorporated by reference to Spiros Corp. II's Registration
                   Statement on Forms S-1/S-3 (No. 333-37673/37673-01), filed on October 10, 1997, as amended.
      (2)          Incorporated by reference to Spiros Corp. II's Form 10-K
                   for the year ended December 31, 1997.
      +            Management contract or compensation plan or arrangement.


                      SPIROS DEVELOPMENT CORPORATION II, INC.

                           INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
Independent Auditors' Report                                                 F-1

Balance Sheets as of December 31, 1997 and 1998                              F-2

Statements of Operations for the Year Ended December 31, 1998,
  and the Periods September 23, 1997 (Date of Incorporation) through
  December 31, 1997 and 1998                                                 F-3

Statement of Shareholders' Equity for the Period September 23, 1997 (Date
  of Incorporation) through December 31, 1998                                F-4

Statements of Cash Flows for the Year Ended December 31, 1998,
  and the Periods September 23, 1997 (Date of Incorporation) through
  December 31, 1997 and 1998                                                 F-5

Notes to Financial Statements                                                F-6


                            INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Spiros Development Corporation II,
Inc.:

We have audited the accompanying balance sheets of Spiros Development Corporation II, Inc. (a development stage enterprise) (the "Company") as of December 31, 1997 and 1998, and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998 and the periods September 23, 1997 (date of incorporation) through December 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1998 and the periods September 23, 1997 (date of incorporation) through December 31, 1997 and 1998 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

San Diego, California
February 9, 1999

SPIROS DEVELOPMENT CORPORATION II, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


BALANCE SHEETS
DECEMBER 31, 1997 AND 1998
(in thousands, except share and per share amounts)

--------------------------------------------------------------------------------
                                                           1997           1998
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $ 139,035      $  20,535
  Short-term investments                                   31,471        103,069
  Other current assets                                                       192
                                                        ---------      ---------

     Total current assets                                 170,506        123,796
                                                        ---------      ---------

TOTAL                                                   $ 170,506      $ 123,796
                                                        ---------      ---------
                                                        ---------      ---------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Payable to Dura Pharmaceuticals, Inc.                   $   8,399      $   4,597
  Accrued liabilities                                          26            281
                                                        ---------      ---------

     Total current liabilities                              8,425          4,878
                                                        ---------      ---------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
 Special common stock, par value $1.00, 1,000 shares
  authorized, issued and outstanding                            1              1
 Callable common stock, par value $.001, 7,500,000
  shares authorized; 6,325,000 shares issued and
  outstanding                                                   6              6
  Additional paid-in capital                              168,977        169,404
  Accumulated other comprehensive income                       21            224
  Accumulated deficit                                      (6,924)       (50,717)
                                                        ---------      ---------

     Total shareholders' equity                           162,081        118,918
                                                        ---------      ---------

TOTAL                                                   $ 170,506      $ 123,796
                                                        ---------      ---------
                                                        ---------      ---------


See accompanying notes to financial statements.

SPIROS DEVELOPMENT CORPORATION II, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1998, AND THE
PERIODS SEPTEMBER 23, 1997 (DATE OF INCORPORATION)
THROUGH DECEMBER 31, 1997 AND 1998
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

-------------------------------------------------------------------------------------------------
                                     SEPTEMBER 23, 1997                        SEPTEMBER 23, 1997
                                  (DATE OF INCORPORATION)                   (DATE OF INCORPORATION)
                                          THROUGH            YEAR ENDED             THROUGH
                                     DECEMBER 31, 1997    DECEMBER 31, 1998    DECEMBER 31, 1998
                                     -----------------    -----------------    -----------------
REVENUES:
  Interest income                        $     222           $   8,239           $   8,461
                                         ---------           ---------           ---------
EXPENSES:
  Research and development                   7,040              50,799              57,839
  General and administrative                   106               1,026               1,132
                                         ---------           ---------           ---------

     Total                                   7,146              51,825              58,971
                                         ---------           ---------           ---------

OPERATING LOSS BEFORE INCOME TAXES          (6,924)            (43,586)            (50,510)
PROVISION FOR INCOME TAXES                                         207                 207
                                         ---------           ---------           ---------

NET LOSS                                 $  (6,924)          $ (43,793)          $ (50,717)
                                         ---------           ---------           ---------
                                         ---------           ---------           ---------

NET LOSS PER SHARE:
  Basic and diluted                      $   (1.09)          $   (6.92)          $   (8.02)
                                         ---------           ---------           ---------
                                         ---------           ---------           ---------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES:
  Basic and diluted                          6,325               6,325               6,325


See accompanying notes to financial statements.

SPIROS DEVELOPMENT CORPORATION II, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE PERIOD SEPTEMBER 23, 1997 (DATE OF INCORPORATION)
THROUGH DECEMBER 31, 1998
(IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------------
                                       SPECIAL            CALLABLE      ADDITIONAL                 ACCUMULATED
                                     COMMON STOCK       COMMON STOCK      PAID-IN   COMPREHENSIVE  OTHER COMP.  ACCUMULATED
                                   SHARES    AMOUNT    SHARES  AMOUNT     CAPITAL       LOSS         INCOME       DEFICIT     TOTAL
BALANCE, SETEMBER 23, 1997 (Date
 of Incorporation)

Sale of special common stock           1     $   1                                                                         $     1

Sale of callable common stock                          6,325   $   6     $ 93,961                                           93,967

Contribution from Dura
Pharmaceuticals, Inc.                                                      75,000                                           75,000

Compensation expense for stock
  options granted                                                              16                                               16

Comprehensive loss:
  Net loss                                                                             $ (6,924)                $ (6,924)   (6,924)
  Unrealized gain on investments                                                             21       $   21                    21
                                                                                       --------
     Comprehensive loss                                                                  (6,903)
                                    ----      ----    ------    ----     --------      --------       ------    --------   -------
                                                                                       --------
BALANCE, DECEMBER 31, 1997             1         1     6,325       6      168,977                         21      (6,924)  162,081
                                    ----      ----    ------    ----     --------                     ------    --------   -------

Additional issuance costs on
 sale of callable common stock                                                (71)                                             (71)

Compensation expense for stock
  options granted                                                             498                                              498

Comprehensive loss:
  Net loss                                                                              (43,793)                 (43,793)  (43,793)
  Unrealized gain on investments                                                            203          203                   203
                                                                                       --------
     Comprehensive loss                                                                $(43,590)
                                    ----      ----    ------    ----     --------      --------       ------    --------   -------
                                                                                       --------
BALANCE, DECEMBER 31, 1998             1     $   1     6,325    $  6     $169,404                   $    224    $(50,717) $118,918
                                    ----      ----    ------    ----     --------                     ------    --------   -------
                                    ----      ----    ------    ----     --------                     ------    --------   -------


See accompanying notes to financial statements.

SPIROS DEVELOPMENT CORPORATION II, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1998, AND THE
PERIODS SEPTEMBER 23, 1997 (DATE OF INCORPORATION)
THROUGH DECEMBER 31, 1997 AND 1998
(IN THOUSANDS)

                                                                     SEPTEMBER 23,1997                        SEPTEMBER 23,1997
                                                                  (DATE OF INCORPORATION)                  (DATE OF INCORPORATION)
                                                                          THROUGH           YEAR ENDED             THROUGH
                                                                    DECEMBER 31, 1997    DECEMBER 31, 1998    DECEMBER 31, 1998
                                                                    -----------------    -----------------    -----------------
OPERATING ACTIVITIES:
  Net loss                                                            $   (6,924)         $  (43,793)            $  (50,717)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Compensation expense for stock options granted                             16                 498                    514
   Changes in assets and liabilities:
     Other current assets                                                                       (192)                  (192)
     Payable to Dura Pharmaceuticals, Inc.                                 7,110              (2,513)                 4,597
     Accrued liabilities                                                      26                 255                    281
                                                                      ----------          ----------             ----------

       Net cash provided by (used in) operating activities                   228             (45,745)               (45,517)
                                                                      ----------          ----------             ----------

INVESTING ACTIVITIES:
  Purchases of short-term investments                                    (31,450)           (142,908)              (174,358)
  Sales of short-term investments                                                             71,513                 71,513
                                                                      ----------          ----------             ----------

       Net cash used in investing activities                             (31,450)            (71,395)              (102,845)
                                                                      ----------          ----------             ----------

FINANCING ACTIVITIES:
  Net proceeds from issuance of special common and
   callable common stock                                                  93,968                 (71)                93,897
  Contribution from Dura Pharmaceuticals, Inc. for purchase option        75,000                                     75,000
  Increase (decrease) in payable to Dura Pharmaceuticals, Inc.
   for issuance costs                                                      1,289              (1,289)
                                                                      ----------          ----------             ----------

       Net cash provided by (used in) financing activities               170,257              (1,360)               168,897
                                                                      ----------          ----------             ----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                   139,035            (118,500)                20,535

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                                        139,035
                                                                      ----------          ----------             ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $139,035             $20,535                $20,535
                                                                      ----------          ----------             ----------
                                                                      ----------          ----------             ----------

See accompanying notes to financial statements.

SPIROS DEVELOPMENT CORPORATION II, INC.
(A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     On December 22, 1997, the Company and Dura Pharmaceuticals, Inc. ("Dura") completed an initial public offering (the "Offering") of 6,325,000 Units, each Unit consisting of one share of callable common stock of the Company and one warrant to purchase one-fourth of one share of Dura common stock. The offering resulted in net proceeds to the Company of approximately $94 million. Concurrently, Dura contributed $75 million to the Company. Substantially all funds from the Offering, the $75 million contribution and interest earned thereon, are expected to be paid to Dura for the development and commercialization of Spiros and the use of Spiros with certain drugs pursuant to various agreements (Note 5).

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

     SHORT-TERM INVESTMENTS - The Company has classified all of its short-term investments as available-for-sale. The entire amount of the Company's portfolio is available for current operations. Investments are carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as accumulated other comprehensive income within shareholders' equity. Investment income is recognized when earned and includes the amortization of premiums and discounts on investments. The Company invests its excess cash in money market and fixed income securities of companies with strong credit ratings and U.S. government obligations.

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

     COMPREHENSIVE INCOME - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized income (loss) on investments (Note 3). In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of shareholders' equity.

     NET LOSS PER SHARE - The Company incurred a net loss for the periods ended December 31, 1997 and 1998, and as such, the weighted average number of shares of Callable Common Stock used for basic and diluted earnings per share does not include potential common shares from outstanding stock options as their inclusion would be antidilutive. The weighted average number of shares also exclude shares of special common stock ("Special Shares") outstanding since such shares are not entitled to participate in the profits of the Company.

3.   COMPREHENSIVE LOSS

     For the periods ended December 31, 1997 and 1998, and the period September 23, 1997 (date of incorporation) through December 31, 1998, comprehensive loss consisted of (in thousands):

                                             September 23, 1997                                  September 23, 1997
                                                  (date of                                            (date of
                                                incorporation)                                      incorporation)
                                                   through              Year ended                     through
                                                 December 31,          December 31,                  December 31,
                                                   1997                    1998                         1998
                                                   ----                    ----                         ----
          Net Loss                                $(6,924)              $(43,793)                    $(50,717)

          Other Comprehensive Income:
            Unrealized Income
              on Investments                           21                    203                          224
                                                  -------               --------                     --------
          Comprehensive Loss                      $(6,903)              $(43,590)                    $(50,493)
                                                  -------               --------                     --------
                                                  -------               --------                     --------

4.   SHORT-TERM INVESTMENTS

     The following is a summary of short-term investments as of December 31, 1997 and 1998 (in thousands):


                                                  Unrealized      Estimated
                                        Cost         Gains       Fair Value
December 31, 1997:
  U.S. corporate debt securities     $ 31,450      $      21     $   31,471
                                     --------      ---------     ----------
December 31, 1998:
  U.S. government securities           $5,127             $6         $5,133
  U.S. corporate debt securities       97,718            218         97,936
                                     --------      ---------     ----------

Total                                $102,845           $224       $103,069
                                     --------      ---------     ----------
                                     --------      ---------     ----------

     The following is a summary of the amortized cost and estimated fair value of short-term investments by contractual maturity at December 31, 1998 (in thousands):


                                                                  Estimated
                                                        Cost     Fair Value
Due in one year or less                            $  58,554      $  58,642
Due after one year through two years                  44,291         44,427
                                                   ---------      ---------

Total                                              $ 102,845      $ 103,069
                                                   ---------      ---------
                                                   ---------      ---------

5.   ARRANGEMENTS WITH DURA PHARMACEUTICALS, INC.

     The Company and Dura are party to various agreements entered into in December 1997 which provide for the development, marketing, and manufacturing of Spiros with specified compounds and for the provision of general and administrative services by Dura. A summary of these agreements is presented below.

     TECHNOLOGY LICENSE AGREEMENT - Under this agreement, Dura granted to the Company an exclusive, worldwide (except for the use of beclomethasone in certain parts of Asia), perpetual, royalty-bearing license to use technology owned or controlled by Dura relating to the use of Spiros (the "Core Technology") with the following asthma and COPD drugs: albuterol (a beta-agonist), beclomethasone (an anti-inflammatory), budesonide (an anti-inflammatory), ipratropium (an anticholinergic), and an albuterol/ipratropium combination drug (collectively, the "Spiros Products"). In consideration for these rights, the Company will pay, commencing in 1998, an annual technology access fee equal to the greater of
     (a) 5% of the net sales of each Spiros Product, or (b) $2 million. For 1998, the Company paid a technology access fee of $2 million. This obligation will terminate, on a country-by-country basis, (a) within 10 years from the first sale of such Spiros Product in those countries where no patents covering such product are issued and (b) in those countries where patents covering the Spiros Products are issued, upon the last expiration of the applicable patents.

     The Technology License Agreement will remain in effect indefinitely, unless terminated by mutual agreement of the Company and Dura or upon Dura's exercise or expiration of its Purchase Option (see Note 6).

     ALBUTEROL AND PRODUCT OPTION AGREEMENT - Under this agreement, the Company granted to Dura the option to acquire for specified time periods the Albuterol Option and the Product Option. Pursuant to the Albuterol Option, Dura has the right to acquire from the Company all assets related to the use of Spiros with albuterol. The Albuterol Option is currently exercisable and expires 360 days after receipt of U.S. Food and Drug Administration (the "FDA") approval to market. Pursuant to the Product Option, Dura has the right to acquire from the Company all assets and rights related to the use of Spiros with a second product other than albuterol. The Product Option is currently exercisable and expires 90 days after receipt of FDA approval to market such Spiros Product. The formula for determining the purchase price for each of the products is set forth in the agreement and is based, in part, on the costs incurred by the Company for the development of the products.

     DEVELOPMENT AGREEMENT - Under this agreement, the Company has engaged Dura to develop Spiros for use with the Spiros Products. Dura furnishes all labor, supervision, services, supplies, and materials necessary to perform the development activities and obtain regulatory approvals for the sale and marketing of the Spiros Products. These activities are carried out by Dura in accordance with annual workplans and budgets which are subject to approval and acceptance by the Company's Board of Directors. Payments to Dura for services provided under the Development Agreement are based on fully-burdened costs incurred by Dura plus rates ranging from 20 to 25 percent of such costs.

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

     SERVICES AGREEMENT - Under this agreement, Dura provides certain management and administrative services to the Company and is compensated $100,000 per calendar quarter. In 1998, the Company reimbursed Dura $1.3 million for costs and expenses incurred by Dura in connection with the Offering, net of amounts reimbursed by the underwriters. The Services Agreement terminates upon exercise by Dura of the Purchase Option or 12 months after the expiration of the Purchase Option.

     The Company's President and Chief Executive Officer, Vice President and Chief Financial Officer, and Secretary are also officers of Dura. In addition, two members of the Company's board of directors are officers of Dura, one of whom is the Company's president.

6.   SHAREHOLDERS' EQUITY

     The Company's authorized capital stock consists of 7,500,000 shares of Common Stock, of which 6,325,000 shares were issued and outstanding as of December 31, 1997 and 1998, and 1,000 shares of Special Shares, of which 1,000 shares were issued and outstanding as of December 31, 1997 and 1998.

     Dura, as the holder of 100% of the Special Shares, has an irrevocable option (the "Purchase Option") to purchase all, but not less than all, of the issued and outstanding shares of the Company's Callable Common Stock at predetermined prices. Dura may exercise the Purchase Option at any time through the earlier of (a) December 31, 2002, (b) the 90th day after the date the Company provides Dura with quarterly financial statements of the Company showing cash or cash equivalents of less than $5 million, although Dura may extend such period by providing additional funding for the continued development of the Spiros Products, but in no event beyond December 31, 2002, or (c) upon termination of the Technology License, Development, or the Manufacturing and Marketing Agreements between the Company and Dura (Note
     5). If the Purchase Option is exercised, the per share purchase price will be $24.01 through December 31, 1999, increasing on quarterly basis to $45.95 per share through December 31, 2002. The Purchase Option price may be paid, at Dura's discretion, in cash, shares of Dura common stock, or any combination thereof. Dura has no legal obligation to exercise the Purchase Option. Through December 31, 1999, each share of the Company's Callable Common Stock is combined to trade publicly as a unit with one warrant, expiring on January 1, 2003, to purchase one-fourth of one share of Dura's common stock at a price per share of $54.84.

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

7.   STOCK COMPENSATION PLAN

     The Company adopted the 1997 Stock Option Plan (the "Plan"), which provides for the initial issuance of up to 700,000 stock options to employees, board members, and consultants or other independent advisors who provide services to the Company. The number of shares issuable under the Plan is subject to an automatic annual increase on February 15 of each calendar year, beginning with the 1998 calendar year, by the number of shares necessary to cause the total number shares authorized under the Plan to be equal to 15% of the then outstanding shares of Common Stock of the Company. On February 15, 1998, the total number of authorized shares increased to 948,750. Generally, options are to be granted at prices equal to at least 100% of the fair market value of the Company's Common Stock at the date of grant, expire not later than 10 years from the date of grant, and become vested upon Dura's exercise of its Purchase Option (Note 6) or five years from the date of grant, whichever is earlier. Options shall be canceled if the optionee ceases to provide services to the Company prior to the vesting date.

The following table summarizes stock option activity under the Plan:

                                                                   Shares
                                                        ---------------------------     Average
                                                                         Options       Exercise
                                                          Options     Available for    Price Per
                                                        Outstanding      Grant           Share
                                                        -----------   -------------    ---------
Balance, September 23, 1997 (date of incorporation)
  Options authorized                                                     700,000
  Options granted                                         548,000       (548,000)      $  14.00
                                                        ---------      ---------
Balance, December 31, 1997                                548,000        152,000       $  14.00
  Options authorized                                                     248,750
  Options granted                                         272,000       (272,000)      $  14.35
                                                        ---------      ---------
Balance, December 31, 1998                                820,000        128,750       $  14.12
                                                        ---------      ---------
                                                        ---------      ---------

No options were exercisable as of December 31, 1997 and 1998.


     The following table summarizes information concerning outstanding options as of December 31, 1998:

                                          WEIGHTED
                                           AVERAGE       WEIGHTED
                                          REMAINING       AVERAGE
        RANGE OF            NUMBER     CONTRACTUAL LIFE  EXERCISE
     EXERCISE PRICES     OUTSTANDING       (YEARS)         PRICE
---------------------- --------------- ---------------- ----------
     $14.00 - $15.88       820,000           9.1          $14.12

     In accordance with SFAS No. 123, the Company applies the provisions of APB 25 in accounting for stock options granted to employees and, accordingly, no compensation expense has been recognized for options granted to employees.
 In accordance with SFAS 123, options granted to non-employees are accounted for based on their estimated fair value at grant date. Compensation expense equal to the options' estimated fair value is recognized over the vesting period. During the periods ended December 31, 1997 and 1998, 341,000 and 232,000 options were granted to non-employees for which the Company recorded compensation expense of $16,000 and $498,000, respectively. If the Company had elected to recognize compensation expense for options granted to employees based on the estimated fair value of the options as of the grant date, the net loss for the years ended December 31, 1997 and 1998 would have been increased by $10,000 and $271,000, respectively. The estimated weighted average fair value at grant date of options granted during the period ended December 31, 1997 and 1998 was $4.58 and $3.99, respectively. The fair value was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                   1997           1998
                                                   ----           ----
Expected dividend yield                            None           None

Expected stock price volatility                     30%            30%

Risk-free interest rate                           5.7 %        4.4 - 5.7 %

Expected life of options                        4 years     3.1 - 3.9 years

8.   INCOME TAXES

     The provision for income taxes for the year ended December 31, 1998 totaled $207,000, which consisted entirely of current state income taxes. As of December 31, 1997 and 1998, the Company had deferred tax assets totaling approximately $2.4 and $17.5 million, respectively, which relate primarily to federal net operating loss carryforwards of approximately $50 million which begin expiring in 2012. Because the Company performs research and development and the prospect of generating future earnings is uncertain, the deferred tax assets have been fully reserved.