Form 10-Q
period 1999-03-31
SPIROS DEVELOPMENT CORP II INC
filed 1999-05-17
CIK 1047600

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The number of shares of the Registrant's Callable Common Stock and Special Common Stock outstanding as of April 23, 1999 were 6,325,000 and 1,000, respectively.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SPIROS DEVELOPMENT CORPORATION II, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS
-------------------------------------------------------------------------------

                                                              DECEMBER 31,   MARCH 31,
ASSETS                                                            1998         1999
                                                              ------------   ---------
                                                                            (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                   $  20,535      $  27,214
  Short-term investments                                        103,069         84,903
  Other current assets                                              192            168
                                                              ---------      ---------
           Total current assets                                 123,796        112,285
                                                              ---------      ---------
TOTAL                                                         $ 123,796      $ 112,285
                                                              ---------      ---------
                                                              ---------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Payable to Dura Pharmaceuticals, Inc.                       $   4,597      $   5,008
  Accrued Liabilities                                               281            185
                                                              ---------      ---------
           Total current liabilities                              4,878          5,193
                                                              ---------      ---------
SHAREHOLDERS' EQUITY:
  Special common stock, par value $1.00, 1,000 shares
    authorized, issued, and outstanding                               1              1
  Callable common stock, par value $.001, 7,500,000 shares
    authorized; 6,325,000 shares issued and outstanding               6              6
  Additional paid-in capital                                    169,404        169,647
  Accumulated other comprehensive income                            224            161
  Accumulated deficit                                           (50,717)       (62,723)
                                                              ---------      ---------
           Total shareholders' equity                           118,918        107,092
                                                              ---------      ---------
TOTAL                                                         $ 123,796      $ 112,285
                                                              ---------      ---------
                                                              ---------      ---------

See accompanying notes to financial statements.

                     SPIROS DEVELOPMENT CORPORATION II, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                     IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                               SEPTEMBER 23, 1997
                                         THREE         THREE        (DATE OF
                                        MONTHS        MONTHS     INCORPORATION)
                                         ENDED         ENDED        THROUGH
                                       MARCH 31,     MARCH 31,     MARCH 31,
                                         1998          1999          1999
                                      ----------    ----------    ----------
REVENUES:

  Interest income                      $  2,333      $  1,587      $ 10,048
                                       --------      --------      --------
EXPENSES:
  Research and development               10,985        13,316        71,155
  General and administrative                264           277         1,409
                                       --------      --------      --------
           Total expenses                11,249        13,593        72,564
                                       --------      --------      --------
OPERATING LOSS BEFORE INCOME TAXES       (8,916)      (12,006)      (62,516)
PROVISION FOR INCOME TAXES                   26                         207
                                       --------      --------      --------
NET LOSS                               $ (8,942)     $(12,006)     $(62,723)
                                       --------      --------      --------
                                       --------      --------      --------
NET LOSS PER SHARE:
  Basic and diluted                    $  (1.41)     $  (1.90)     $  (9.92)
                                       --------      --------      --------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES:
  Basic and diluted                       6,325         6,325         6,325
                                       --------      --------      --------

See accompanying notes to financial statements.

                     SPIROS DEVELOPMENT CORPORATION II, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                                              SEPTEMBER 23, 1997
                                                                       THREE MONTHS        THREE MONTHS,    (DATE OF INCORPORATION)
                                                                      ENDED MARCH 31,     ENDED MARCH 31,      THROUGH MARCH 31,
                                                                          1998                1999                   1999
                                                                      ---------------   -----------------   -----------------------
NET CASH USED IN OPERATING ACTIVITIES                                    $ (11,812)         $ (11,424)              $ (56,941)
                                                                         ---------          ---------               ---------
INVESTING ACTIVITIES:
  Purchases of short-term investments                                      (81,978)           (11,264)               (185,622)
  Sales of short-term investments                                                              29,367                 100,880
                                                                         ---------          ---------               ---------
           Net cash provided by (used in) investing activities             (81,978)            18,103                 (84,742)
                                                                         ---------          ---------               ---------
FINANCING ACTIVITIES:
  Net proceeds from issuance of special common and callable
    common stock                                                                                                       93,897
  Contribution from Dura Pharmaceuticals, Inc. for
    purchase option                                                                                                    75,000
  Decrease in payable to Dura Pharmaceuticals, Inc. for
    issuance costs                                                          (1,289)
                                                                         ---------          ---------               ---------
           Net cash provided by (used in) financing activities              (1,289)                                   168,897
                                                                         ---------          ---------               ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                      (95,079)             6,679                  27,214

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                       139,035             20,535
                                                                         ---------          ---------               ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  43,956          $  27,214               $  27,214
                                                                         ---------          ---------               ---------
                                                                         ---------          ---------               ---------

See accompanying notes to financial statements.

                     SPIROS DEVELOPMENT CORPORATION II, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Spiros Development Corporation II, Inc. ("Spiros Corp. II" or the "Company") in accordance with the instructions to Form 10-Q. The financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the periods presented. For more complete financial information, these financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the period September 23, 1997 (date of incorporation) through December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim periods or for the year as a whole.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

2.   ORGANIZATION

Spiros Corp. II was incorporated in the state of Delaware in September 1997 to continue the development of Spiros(R), a dry powder pulmonary drug delivery system, and to conduct formulation work, clinical trials and commercialization for certain specified leading drugs used to treat asthma and chronic obstructive pulmonary disease, also known as COPD, for use with Spiros. The Company commenced operations on December 22, 1997 when the Company and Dura Pharmaceuticals, Inc. ("Dura") completed a $101 million initial public offering of 6,325,000 units, each unit consisting of one share of the Company's callable common stock and one warrant to purchase one-fourth of one share of Dura's common stock. The offering resulted in net proceeds to the Company of approximately $94 million. Concurrent with the offering, Dura contributed $75 million to our operations. Substantially all funds from the offering, the $75 million contribution, and interest earned on these funds are expected to be paid to Dura for the development and commercialization of Spiros and the use of Spiros with specified compounds.

3.   REPORTING COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires reporting and displaying comprehensive income
(loss) and its components which, for Spiros Corp. II, includes net loss and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of shareholders' equity.

For the three months ended March 31, 1998 and 1999, and the period September 23, 1997 (date of incorporation) through March 31, 1999, comprehensive income
(loss) consisted of (in thousands):

                                                                            September 23, 1997
                                        Three Months     Three Months    (date of incorporation)
                                            Ended            Ended              through
                                       March 31, 1998   March 31, 1999       March 31, 1999
                                       --------------   --------------       --------------
Net Loss                                   $(8,942)       $(12,006)             $(62,723)

Other Comprehensive Income (Loss):
  Unrealized Income (Loss) on
    Investments                               (193)            (63)                  161
                                           -------        --------              --------
Comprehensive Loss                         $(9,135)       $(12,069)             $(62,562)
                                           -------        --------              --------
                                           -------        --------              --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. This report on Form 10-Q may contain certain forward-looking statements concerning our business. See "Risks and Uncertainties" for a discussion of factors known to us that could cause reported financial information not to be necessarily indicative of future results. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date hereof.

GENERAL

Spiros Development Corporation II, Inc. was incorporated in the state of Delaware on September 23, 1997 for the purpose of continuing the development of Spiros(R), a dry powder pulmonary drug delivery system, and to conduct formulation work, clinical trials and commercialization for certain specified leading drugs used to treat asthma and chronic obstructive pulmonary disease, also known as COPD, for use with Spiros. We commenced operations on December 22, 1997.

On December 22, 1997, we and Dura completed an initial public offering of 6,325,000 units, each unit consisting of one share of callable common stock of our company and one warrant to purchase one-fourth of one share of Dura common stock at a price of $54.84 per share. The offering resulted in net proceeds to us of approximately $94 million. Concurrently, Dura contributed $75 million to us. Substantially all funds from the offering and the $75 million contribution from Dura and interest earned thereon, are expected to be paid to Dura for the development and commercialization of Spiros and the use of Spiros with certain drugs under various agreements as described below. Through December 31, 1999, the units will trade publicly. Effective January 1, 2000, the units will separate into the two underlying securities and the callable common stock will trade separately.

Dura, as holder of 100% of the outstanding shares of our special common stock, has an irrevocable option to purchase all, but not less than all, of the issued and outstanding shares of callable common stock at predetermined prices. Dura may exercise the purchase option at any time through the earlier of (a) December 31, 2002, (b) the 90th day after the date we provide Dura with our quarterly financial statements showing cash or cash equivalents of less than $5 million, although Dura may extend such period through December 31, 2002 by providing additional funding for the continued development of Spiros, or (c) upon termination of the technology license, development, or the manufacturing agreements between the us and Dura. If this purchase option is exercised, the per share price will be $24.01 through December 31, 1999, increasing on a quarterly basis to $45.95 per share through December 31, 2002. The purchase price may be paid, at Dura's discretion, in cash, shares of Dura common stock, or any combination thereof.

In November 1997, Dura submitted on our behalf, a new drug application to the FDA for albuterol in the Spiros cassette system which we call Albuterol Spiros(TM). On November 4, 1998, we announced the receipt of a complete response letter from the FDA indicating that the new drug application is not approvable until and unless certain deficiencies are addressed. The FDA requested that Dura, on our behalf, complete additional clinical trials on the Spiros system to ensure the system is reliable and to demonstrate that the system can achieve the same results as the original clinical trials. The FDA has also requested that several chemistry, manufacturing, and control issues, as well as certain electromechanical reliability issues be resolved. As a result of several meetings with the FDA, we and Dura have determined the requirements to address these issues and support a resubmission of the Albuterol Spiros new drug application. Dura, on our behalf, expects to initiate clinical trials for both Albuterol Spiros and Beclomethasone Spiros(TM) in the fourth quarter of 1999 and to commercialize these products in 2001, pending successful development and FDA approval. We cannot predict or assure the successful outcome of additional clinical trials to support the resubmission of the new drug application, or if the FDA will ever approve this new drug application.

RESULTS OF OPERATIONS

We incurred a net loss of $8.9 million, $12 million, and $62.7 million for the three months ended March 31, 1998, March 31, 1999, and for the period September 23, 1997 (date of incorporation) through March 31, 1999, respectively. For the first quarter of 1998 and 1999, research and development costs totaled $11 million and $13.3 million, respectively, and general and administrative expenses totaled $264,000 and $277,000, respectively. The research and development expenses were for Spiros-related activities performed by Dura under a development agreement. The Company's interest income for the first quarter of 1998 and 1999 totaled $2.3 million and $1.6 million, respectively, with the decline resulting from lower balances of cash and short-term investments in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Our initial capitalization totaled $169 million, consisting of net proceeds from our initial public offering of approximately $94 million and a $75 million contribution from Dura. At March 31, 1999, we had cash, cash equivalents, and short-term investments totaling $112.1 million and working capital totaling $107.1 million. We believe that our working capital and expected cash flows from our cash and short-term investments will be sufficient to fund our cash requirements through at least the next twelve months. However, we may not have sufficient funds to complete the development of any Spiros product. Based on our current development plan and budget for the Spiros projects, we expect to expend all of our existing funds in the second half of 2000.

YEAR 2000 COMPLIANCE

We rely entirely on Dura for our operating and financial systems. We have made inquiries of Dura, and Dura has responded that it recognizes the need to ensure its operations will not be adversely impacted by the inability of Dura's systems to process data having dates on or after January 1, 2000. Processing errors due to software failure arising from calculations using the year 2000 date are a recognized risk. Dura has advised us that during 1998 they completed the identification of their systems with year 2000 exposure. They expect to complete their year 2000 evaluation, testing and contingency planning by September 30, 1999. Dura's identification of their most significant year 2000 exposure does not involve the research and development work Dura is performing on our behalf. While we believe that Dura's efforts are adequate to address the year 2000 concerns, there can be no assurance that the systems of other companies on which Dura's systems and operations rely will be converted on a timely basis and will not have a material effect on us. In addition, the potential impact of the year 2000 on others with whom we, through agreements with Dura, do business cannot be reasonably estimated at this time. The cost of Dura's year 2000 initiatives will be paid entirely by Dura.

RISKS AND UNCERTAINTIES

FORWARD-LOOKING STATEMENTS. We caution readers that the statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ from those currently anticipated due to a number of factors, including those identified below.

SPIROS REQUIRES SIGNIFICANT ADDITIONAL DEVELOPMENT WHICH IS COSTLY, TIME-CONSUMING AND MAY NEVER BE COMMERCIALLY SUCCESSFUL. Spiros, our proprietary dry powder pulmonary drug delivery system, will require significant additional development efforts as well as clinical testing. This work is very costly and time consuming. Even after spending significant amounts of money and time, the development and commercialization, if any, of any Spiros product may not be successful.

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

OUR REGULATORY APPLICATION SUBMITTED TO THE FDA FOR ALBUTEROL SPIROS-TM- WILL NOT BE APPROVED WITHOUT ADDITIONAL CLINICAL TRIALS, WHICH WILL DELAY THE COMMERCIALIZATION OF ALBUTEROL SPIROS. On November 4, 1998, we and Dura announced the receipt of a complete response letter from the FDA. The letter indicated that the new drug application submitted by Dura on our behalf for Albuterol Spiros will not be approved unless certain deficiencies are addressed. The FDA requested that we complete additional clinical trials on the Spiros inhaler to ensure the inhaler is reliable and to replicate clinical outcomes of the initial trials. The FDA also requested that several chemistry, manufacturing and control issues, as well as certain electromechanical reliability issues be resolved. As a result of a series of meetings with the FDA, we and Dura have determined the requirements to address these issues to support the resubmission of the new drug application for Albuterol Spiros. Dura, on our behalf, expects to initiate clinical trials for both Albuterol Spiros and Beclomethasone Spiros(TM) in the fourth quarter of 1999 and to commercialize these products in 2001, pending successful development and FDA approval. We cannot predict or assure the successful outcome of additional trials to support the resubmission of the new drug application, or if the FDA will ever approve this new drug application.

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

THERE IS NO ASSURANCE THAT THE PURCHASE OPTION WILL BE REPRESENTATIVE OF THE VALUE OF SPIROS CORP. II. Dura's purchase option exercise price was set as of the date of the closing of our 1997 units offering. Should Dura elect to exercise this option, the exercise price may not be representative of the value of our common stock at the time of the exercise of the purchase option.

DURA WILL NEED TO SIGNIFICANTLY EXPAND ITS MANUFACTURING CAPABILITY AND COMPLY WITH GOVERNMENT REGULATIONS BEFORE WE CAN MANUFACTURE OUR SPIROS PRODUCT. Dura will need to significantly expand its current manufacturing operations and comply with current good manufacturing practices and other regulations prescribed by various regulatory agencies in the U.S. and other countries to achieve the quality and required levels of production of such products to obtain marketing approval. In addition, Dura's manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with current good manufacturing practice requirements prescribed by the FDA and the State of California. Dura intends to utilize third parties to produce components of and assemble the Spiros inhaler. Such third parties have only produced limited quantities of components and assembled limited numbers of inhalers. These third parties will be required to significantly scale up their activities and to produce components which meet applicable specifications on a timely and consistent basis. Such third parties may not be successful in attaining acceptable service levels or meeting regulatory requirements which would have an adverse effect on our ability to commercialize the Spiros products.

THE PHARMACEUTICAL INDUSTRY IS EXTREMELY COMPETITIVE. Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than ours, are engaged in developing, marketing and selling products that compete with those offered or planned to be offered by us. The selling prices of such products typically decline as competition increases. Further, other products now in use or under development by others may be more effective than our current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than we are able. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of our products. Our failure to effectively respond to the competitive pressures of our industry would have an adverse effect on our business and results of operations.

WE DO NOT HAVE A LONG OPERATING HISTORY AND THERE IS NO ASSURANCE OF PROFITABILITY OR DIVIDENDS. We were recently formed and have a limited operating history upon which investors may base an evaluation of our likely financial performance. We anticipate that substantially all of our available funds will be expended prior to the receipt of any significant revenues, resulting in significant losses. Further, even if the Spiros products are developed or marketed under the agreements with Dura, they may not be able to be marketed profitably. Even if such Spiros products are commercialized profitably, the initial losses incurred by us may never be recovered. We are prevented from paying dividends on our common stock without the approval of Dura, and accordingly, do not expect to pay any dividends.

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

DURA HAS THE ABILITY TO LIMIT CERTAIN OF OUR ACTIVITIES. Until the expiration of the purchase option, Dura must approve certain of our activities, including:
     - the issuance of our securities
     - borrowing an aggregate of more than $1 million at any one time
     - the sale or other disposition of a material part of our business or assets
     - the declaration or payment of dividends or the making of any other distributions to our shareholders
     - the merger or consolidation of us with or into any other corporation or
     - the adoption, amendment or repeal of our Bylaws.

Accordingly, Dura could preclude our shareholders and board of directors from taking any of these actions during such period. Dura, as holder of all of the outstanding special common stock, may transfer or sell all, but not less than all, of such shares. As a result, an unrelated third party may acquire rights associated with the special common stock, including the rights discussed in this section and the right to exercise the albuterol option, the product option and the purchase option. There can be no assurance that any transferee of the special common stock will have the same financial resources or development, manufacturing or marketing capabilities as Dura, which may reduce the likelihood of the exercise of the albuterol option, the product option or the purchase option.

OUR ABILITY TO OBTAIN PATENTS AND PROTECT OUR PROPRIETARY RIGHTS IS UNCERTAIN AND COULD RESULT IN AN ADVERSE EFFECT ON OUR BUSINESS. Our ability to obtain patents on current or future products or formulations, defend our patents, maintain trade secrets and operate without infringing upon the proprietary rights of others both in the U.S. and abroad is uncertain. Patents may never issue. Even if issued or licensed to us, patents may not be enforceable, provide substantial protection from competition or be of commercial benefit to us. Even if all these are true, we may not possess the financial resources necessary to enforce or defend any of our patent rights. Our success will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which certain of our products are based. Litigation, which is costly, may be necessary to enforce our patent and license rights or to determine the scope and validity of proprietary rights of third parties. If any of our products are found to infringe upon patents or other rights owned by third parties, we could be required to obtain a license to continue to manufacture or market such products. Licenses to such patent rights may not be available to us on commercially reasonable terms, if at all. If we do not obtain such licenses, we could encounter delays in marketing affected products or we could find that the development, manufacture or sale of products requiring such licenses is not possible.

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

OUR STOCK PRICE IS VOLATILE AND YOU MAY NOT GET A RETURN ON YOUR INVESTMENT. The market prices for securities of emerging companies, including ours, have historically been highly volatile. Future announcements concerning us or our competitors may have a significant impact on the market price of our Units. Such announcements might include:
     - financial results
     - the results of clinical testing of our or our competitors' products
     - regulatory developments
     - technological innovations
     - new commercial products
     - changes to government regulations
     - regulatory decisions on commercialization of products
     - developments concerning proprietary rights
     - litigation or public concern as to safety of our products or
     - our failure to achieve securities analysts' expectations concerning our earnings per share.

WE MAY BE IMPACTED BY YEAR 2000 ISSUES WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. We rely on Dura for our operating and financial systems. We have made inquiries of Dura, and Dura has responded that it recognizes the need to ensure its operations will not be adversely impacted by the inability of Dura's systems to process data having dates on or after January 1, 2000. Processing errors due to software failure arising from calculations using the year 2000 date are a recognized risk. Dura has advised us that during 1998 they completed the identifications of their system with year 2000 exposure. They expect to complete their year 2000 evaluation, testing and contingency planning by September 30, 1999. Dura's identification of their most significant year 2000 exposure does not involve the research and development work Dura is performing on our behalf. While we believe that Dura's efforts are adequate to address the year 2000 concerns, there can be no assurance that the systems of other companies on which Dura's systems and operations rely will be converted on a timely basis and will not have a material effect on us. In addition, the potential impact of the year 2000 on others with whom we, through agreements with Dura, do business cannot be reasonably estimated at this time. The cost of Dura's year 2000 initiatives will be paid entirely by Dura.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

On December 22, 1997, Spiros Development Corporation II, Inc. and Dura Pharmaceuticals, Inc. completed the offering of 6,325,000 units. Each unit consists of one share of our callable common stock of Spiros Corp. II and one warrant to purchase one-fourth of one share of Dura common stock. The offering was registered under a registration statement on Form S-1/S-3 (No. 333-37673/37673-01). The registration statement was declared effective on December 16, 1997. The net proceeds from the offering were invested in cash, cash equivalents and short-term investments. As of March 31, 1999, we had used $56.9 million of our cash, cash equivalents and short-term investments for our operating activities and had $107.1 million of working capital.

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

                                    SPIROS DEVELOPMENT CORPORATION II, INC.

Date:   May 14, 1999                          /s/ Erle T. Mast
--------------------                         -------------------
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