Form 10-Q
period 1999-06-30
SPIROS DEVELOPMENT CORP II INC
filed 1999-08-16
CIK 1047600

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---------        THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

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


        Registrant's telephone number, including area code (858) 457-2553


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

         The number of shares of the Registrant's Callable Common Stock and Special Common Stock outstanding as of July 30, 1999 were 6,325,000 and 1,000, respectively.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                    SPIROS DEVELOPMENT CORPORATION II, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                In thousands, except share and per share amounts
================================================================================

                                                               DECEMBER 31,        JUNE 30,
                                                                  1998               1999
                                                               ------------       -----------
                                                                                  (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $     20,535       $     26,387
  Short-term investments                                            103,069             73,569
  Other current assets                                                  192                144
                                                               ------------       ------------
           Total current assets                                     123,796            100,100
                                                               ------------       ------------
TOTAL                                                          $    123,796       $    100,100
                                                               ------------       ------------
                                                               ------------       ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Payable to Dura Pharmaceuticals, Inc.                        $      4,597       $      4,968
  Accrued liabilities                                                   281                175
                                                               ------------       ------------
           Total current liabilities                                  4,878              5,143
                                                               ------------       ------------
SHAREHOLDERS' EQUITY:
  Special common stock, par value $1.00, 1,000 shares
    authorized, issued, and outstanding                                   1                  1
  Callable common stock, par value $.001, 7,500,000 shares
    authorized; 6,325,000 shares issued and outstanding                   6                  6
  Additional paid-in capital                                        169,404            169,889
  Accumulated other comprehensive income (loss)                         224                (55)
  Accumulated deficit                                               (50,717)           (74,884)
                                                               ------------       ------------
           Total shareholders' equity                               118,918             94,957
                                                               ------------       ------------
TOTAL                                                          $    123,796       $    100,100
                                                               ------------       ------------
                                                               ------------       ------------

See accompanying notes to financial statements.

                    SPIROS DEVELOPMENT CORPORATION II, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                     In thousands, except per share amounts
                                  (unaudited)
================================================================================

                                                                                                                SEPTEMBER 23, 1997
                                                                                                                    (DATE OF
                                                                                                                  INCORPORATION)
                                                 THREE MONTHS ENDED               SIX MONTHS ENDED                   THROUGH
                                                      JUNE 30,                         JUNE 30,                      JUNE 30,
                                               1998               1999         1998               1999                 1999
                                            ----------         ----------    ---------          ---------         --------------
REVENUES:
  Interest income                           $   2,106          $   1,410     $   4,439          $   2,997          $  11,458
                                            ---------          ---------     ---------          ---------          ----------
EXPENSES:
  Research and development                     13,360             13,292        24,345             26,608             84,447
  General and administrative                      278                279           542                556              1,688
                                            ---------          ---------     ---------          ---------          ----------
           Total expenses                      13,638             13,571        24,887             27,164             86,135
                                            ---------          ---------     ---------          ---------          ----------
OPERATING LOSS BEFORE
 INCOME TAXES                                 (11,532)           (12,161)      (20,448)           (24,167)           (74,677)
PROVISION FOR INCOME TAXES                         60                               86                                   207
                                            ---------          ---------     ---------          ---------          ----------
NET LOSS                                    $ (11,592)         $ (12,161)    $ (20,534)         $ (24,167)         $ (74,884)
                                            =========          =========     =========          =========          =========
NET LOSS PER SHARE:
  Basic and diluted                         $   (1.83)         $   (1.92)    $   (3.25)         $   (3.82)         $  (11.84)
                                            =========          =========     =========          =========          =========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES:
  Basic and diluted                             6,325              6,325         6,325              6,325              6,325
                                            =========          =========     =========          =========          =========

See accompanying notes to financial statements

                    SPIROS DEVELOPMENT CORPORATION II, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  In thousands
                                  (unaudited)
================================================================================

                                                                                                     SEPTEMBER 23, 1997
                                                                          SIX               SIX           (DATE OF
                                                                         MONTHS           MONTHS        INCORPORATION)
                                                                          ENDED            ENDED          THROUGH
                                                                        JUNE 30,         JUNE 30,         JUNE 30,
                                                                          1998             1999             1999
                                                                      ------------     ------------   -----------------
NET CASH USED IN OPERATING ACTIVITIES                                 $   (22,582)     $   (23,369)      $     (68,886)
                                                                      ------------     ------------      --------------
INVESTING ACTIVITIES:
  Purchases of short-term investments                                     (88,103)         (20,431)           (194,789)
  Sales of short-term investments                                          25,125           49,652             121,165
                                                                      ------------     ------------      --------------
           Net cash provided by (used in) investing activities            (62,978)          29,221             (73,624)
                                                                      ------------     ------------      --------------
FINANCING ACTIVITIES:
  Net proceeds from issuance of special common and callable
    common stock                                                                                                93,897
  Contribution from Dura Pharmaceuticals, Inc. for
    purchase option                                                                                             75,000
  Decrease in payable to Dura Pharmaceuticals, Inc. for
    issuance costs                                                         (1,289)
                                                                      ------------     ------------      -------------
           Net cash provided by (used in) financing activities             (1,289)                             168,897
                                                                      ------------     ------------      -------------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                     (86,849)           5,852              26,387

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                      139,035          20,535
                                                                      ------------     ----------       -------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                        $    52,186      $   26,387       $      26,387
                                                                      ============     ===========      =============

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

2.     ORGANIZATION

Spiros Corp. II was incorporated in the state of Delaware in September 1997 to continue the development of Spiros-REGISTERED TRADEMARK-, a dry powder pulmonary drug delivery system, and to conduct formulation work, clinical trials and commercialization activities for specified leading drugs used to treat asthma and chronic obstructive pulmonary disease, also known as COPD, for use with Spiros. The Company commenced operations on December 22, 1997 when the Company and Dura Pharmaceuticals, Inc. ("Dura") completed a $101 million initial public offering of 6,325,000 units, each unit consisting of one share of the Company's callable common stock and one warrant to purchase one-fourth of one share of Dura's common stock. The offering resulted in net proceeds to the Company of approximately $94 million. Concurrent with the offering, Dura contributed $75 million to the Company. We expect to pay to Dura substantially all funds from the offering, the $75 million contribution and interest earned on these funds for the development and commercialization of Spiros and the use of Spiros with specified compounds.

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

For the three and six months ended June 30, 1998 and 1999, and the period September 23, 1997 (date of incorporation) through June 30, 1999, comprehensive income (loss) consisted of (in thousands):

                                                Three                           Six                  September 23, 1997
                                             Months Ended                   Months Ended          (date of incorporation)
                                               June 30,                       June 30,                through June 30,
                                         1998           1999           1998             1999                1999
                                       ---------      ---------      ---------       ---------     ---------------
Net loss                               $(11,592)      $(12,161)      $(20,534)       $(24,167)           $(74,884)
Other comprehensive income (loss):
    Unrealized gain (loss)
        on investments                      101           (216)           (92)           (279)                (55)
                                       ---------      ---------      ---------       ---------     ---------------
Comprehensive loss                     $(11,491)      $(12,377)      $(20,626)       $(24,446)           $(74,939)
                                       =========      =========      =========       =========     ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and the related notes included in Item 1 of this quarterly report, and the audited financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998, included in our Annual Report on Form 10-K filed with the SEC. This report on Form 10-Q may contain certain forward-looking statements concerning our business. See "Risks and Uncertainties" for a discussion of factors known to us that could cause our actual results to differ from the results discussed in any forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date of this quarterly report.

GENERAL

Spiros Development Corporation II, Inc. was incorporated in the state of Delaware on September 23, 1997 for the purpose of continuing the development of Spiros-REGISTERED TRADEMARK-, a dry powder pulmonary drug delivery system, and to conduct formulation work, clinical trials and commercialization activities for specified leading drugs used to treat asthma and chronic obstructive pulmonary disease, also known as COPD, for use with Spiros. We commenced operations on December 22, 1997.

On December 22, 1997, we and Dura Pharmaceuticals, Inc. completed an initial public offering of 6,325,000 units, each unit consisting of one share of our callable common stock and one warrant to purchase one-fourth of one share of Dura common stock at a price of $54.84 per share. The offering resulted in net proceeds to us of approximately $94 million. Concurrently, Dura contributed $75 million to us. We expect to pay to Dura substantially all funds from the offering, the $75 million contribution from Dura and interest earned on these funds for the development and commercialization of Spiros and the use of Spiros with specified compounds under various agreements as described below. Through December 31, 1999, the units will trade publicly. Effective January 1, 2000, the units will separate into the two underlying securities and the callable common stock will trade separately.

In November 1997, Dura submitted on our behalf, a new drug application to the FDA for albuterol in the Spiros cassette system which we call Albuterol Spiros-TM-. On November 4, 1998, we announced the receipt of a complete response letter from the FDA indicating that the new drug application is not approvable until and unless specified deficiencies are addressed. The FDA requested that Dura, on our behalf, complete additional clinical trials on the Spiros system to ensure the system is reliable and to demonstrate that the system can achieve the same results as the original clinical trials. The FDA has also requested that several chemistry, manufacturing, and control issues, as well as certain electromechanical reliability issues be resolved. As a result of several meetings with the FDA, we and Dura have determined the requirements to address these issues and support a resubmission of the Albuterol Spiros new drug application. We are currently addressing chemistry, manufacturing and control (CMC) issues for Albuterol Spiros and our goal remains for Dura to initiate clinical studies for this product on our behalf before year-end. We have also recently prioritized the development work on our inhaled steroid products, Beclomethasone Spiros-TM- and Budesonide Spiros-TM-, and we expect Dura to commence clinical trials on our behalf for both of these products in the fourth quarter of 1999. The clinical programs and regulatory reviews for these products, if successful, should allow for three product launches in the 2001-2002 time frame, if each product is approved by the FDA. We cannot, however, predict or assure the successful outcome of additional clinical trials to support the submission of a new drug application for any of these products, or if the FDA will ever approve a new drug application for any of these products.

Dura, as holder of 100% of the outstanding shares of our special common stock, has an irrevocable option to purchase all, but not less than all, of the issued and outstanding shares of callable common stock at predetermined prices. Dura may exercise the purchase option at any time through the earlier of (a) December 31, 2002, (b) the 90th day after the date we provide Dura with our quarterly financial statements showing cash or cash equivalents of less than $5 million, although Dura may extend such period through December 31, 2002 by providing additional funding for the continued development of Spiros, or (c) upon termination of the technology license, development, or the manufacturing agreements between us and Dura. If this purchase option is exercised, the per share price will be $24.01 through December 31, 1999, increasing on a quarterly basis to $45.95 per share through December 31, 2002. The purchase price may be paid, at Dura's discretion, in cash, shares of Dura common stock, or any combination thereof.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1999

We incurred a net loss of $11.6 million and $12.2 million for the three months ended June 30, 1998 and 1999, respectively. For the second quarter of 1998 and 1999, research and development costs totaled $13.4 million and $13.3 million, respectively, and general and administrative expenses totaled $278,000 and $279,000, respectively. The research and development expenses were for Spiros-related activities performed by Dura under a development agreement. We expect research and development expenses to increase significantly in the fourth quarter of 1999, if we are able to initiate clinical trials for Albuterol Spiros, Beclomethasone Spiros and Budesonide Spiros before the end of 1999. Our interest income for the second quarters of 1998 and 1999 totaled $2.1 million and $1.4 million, respectively, with the decline resulting from lower balances of cash and short-term investments in the second quarter of 1999 versus 1998. We expect our interest income to continue to decrease in future periods as our funds are used to continue the development of the Spiros products and for other corporate purposes.

SIX MONTHS ENDED JUNE 30, 1998 AND 1999

We incurred a net loss of $20.5 million and $24.2 million for the six months ended June 30, 1998 and 1999, respectively. For the first six months of 1998 and 1999, research and development costs totaled $24.3 million and $26.6 million, respectively, and general and administrative expenses totaled $542,000 and $556,000, respectively. The research and development expenses were for Spiros-related activities performed by Dura under a development agreement. We expect research and development expenses to increase significantly in the fourth quarter of 1999, if we are able to initiate clinical trials for Albuterol Spiros, Beclomethasone Spiros and Budesonide Spiros before the end of 1999. Our interest income for the first six months of 1998 and 1999 totaled $4.4 million and $3 million, respectively, with the decline resulting from lower balances of cash and short-term investments in the first six months of 1999 versus 1998. We expect our interest income to continue to decrease in future periods as our funds are used to continue the development of the Spiros products and for other corporate purposes.

LIQUIDITY AND CAPITAL RESOURCES

Our initial capitalization totaled $169 million, consisting of net proceeds from our initial public offering of approximately $94 million and a $75 million contribution from Dura. At June 30, 1999, we had cash, cash equivalents, and short-term investments totaling $100 million and working capital totaling $95 million. We believe that our existing working capital and expected interest income will be sufficient to fund our cash requirements through at least June 30, 2000. However, based on our current development plan and budget for the Spiros products, we expect to have expended all of our existing cash during the second half of 2000. Further, we do not believe that our existing funds will be sufficient to complete the development of any Spiros product. The use of our existing funds would require Dura to make a decision whether to exercise its option to purchase our callable common stock, which it may not be prepared to do at that time. Until the expiration of Dura's option, we are restricted from raising additional funds without Dura's consent. While Dura may, at its sole option, provide funds for further development of the Spiros products or infuse additional capital into Spiros Corp. II through the exercise of Dura's product purchase options, it is not obligated to do so.

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

SPIROS-REGISTERED TRADEMARK- REQUIRES SIGNIFICANT ADDITIONAL DEVELOPMENT WHICH IS COSTLY, TIME-CONSUMING AND MAY NEVER BE COMMERCIALLY SUCCESSFUL. Spiros, our proprietary dry powder pulmonary drug delivery system, will require significant additional development efforts as well as clinical testing. This work is very costly and time consuming. Even after spending significant amounts of money and time, the development and commercialization, if any, of any Spiros product may not be successful.

BEFORE WE CAN MARKET ANY SPIROS PRODUCT, WE WILL HAVE TO OBTAIN REQUIRED GOVERNMENTAL APPROVALS, WHICH IS NOT ASSURED. The development, testing, manufacturing and marketing of pharmaceutical products are subject to extensive regulation by governmental authorities, including the FDA. The FDA must approve each Spiros product before that product can be manufactured or marketed for commercial sale. Failure to obtain such approvals could result in Dura not exercising its purchase option for our callable common stock and would have an adverse effect on our business and results of operations. The review and approval process mandated by the FDA is very rigorous, requiring extensive preclinical and clinical testing as well determining manufacturing capability and product performance. None of the products currently in development may ever be approved by the FDA.

OUR REGULATORY APPLICATION SUBMITTED TO THE FDA FOR ALBUTEROL SPIROS-TM- WILL NOT BE APPROVED WITHOUT ADDITIONAL CLINICAL TRIALS, WHICH WILL DELAY THE COMMERCIALIZATION OF ALBUTEROL SPIROS. On November 4, 1998, we and Dura announced the receipt of a complete response letter from the FDA. The letter indicated that the new drug application submitted by Dura on our behalf for Albuterol Spiros will not be approved unless certain deficiencies are addressed. The FDA requested that additional clinical trials on the Spiros inhaler be completed to ensure the inhaler is reliable and to replicate clinical outcomes of the initial trials. The FDA also requested that several chemistry, manufacturing and control issues, as well as specified electromechanical reliability issues be resolved. As a result of a series of meetings with the FDA, we and Dura have determined the requirements that we believe will address these issues and allow us to resubmit the new drug application for Albuterol Spiros. We are currently addressing chemistry, manufacturing and control (CMC) issues for Albuterol Spiros and our goal remains for Dura to initiate clinical studies for this product on our behalf before year-end. The clinical program and regulatory review for this product, if successful, should allow for a product launch in the 2001-2002 time frame, if the product is approved by the FDA. We cannot, however, predict or assure the successful outcome of additional clinical trials to support the resubmission of a new drug application for this product, or if the FDA will ever approve a new drug application for this product.

WE MAY NOT HAVE SUFFICIENT FUNDS TO COMPLETE THE DEVELOPMENT OF ANY SPIROS PRODUCT. Based on our current development plan and budget for the Spiros projects, we expect to expend all of our existing funds in the second half of 2000. Further, we do not believe that our current available funds will be adequate to complete the development or regulatory review process for any of the Spiros products. Until the expiration of Dura's purchase option, we are significantly restricted from raising additional funds without Dura's consent. While Dura may, at its sole option, provide funds for further development of the Spiros products or provide additional cash to us through the exercise of the albuterol or product options, it is not obligated to do so. Dura may not have adequate information available to it when our funds are depleted to make a decision on the exercise of the albuterol or product option. If the purchase option is not exercised, we would have to raise substantial funding while hiring, or otherwise obtaining access to, research and management personnel to perform the work now performed by Dura. We may not be successful in doing any of these tasks. Failure to do so would have an adverse effect on our business and results of operations.

WE ARE DEPENDENT ON DURA FOR ALL ACTIVITIES IN THE DEVELOPMENT OF SPIROS PRODUCTS. We do not have manufacturing or marketing capabilities. Under our agreements with Dura, we are obligated to utilize only Dura's facilities for manufacturing in the U.S. during the term of the manufacturing and marketing agreement. Dura has the right to use contract manufacturers and currently plans to rely on third parties to manufacture certain components of Spiros. Dura's facilities or those of its contract manufacturers may not be adequate for our needs. In addition, Dura or its contract manufacturers may require additional FDA approvals prior to commencing manufacturing of Spiros products. The Spiros products may not be manufacturable, whether by Dura or a contract manufacturer, on a commercial scale, for commercially reasonable cost or on a timely basis. We have no experience in sales, marketing or distribution. Under the manufacturing and marketing agreement, Dura has exclusive worldwide marketing rights to the Spiros products. Dura's sales and marketing force may not be able to establish commercially successful sales and distribution capabilities for the Spiros products.

Dura will determine unilaterally certain activities to be undertaken under the development agreement. In all events Dura will have substantial influence over all activities and procedures, including the timing and priorities of these activities and procedures, to be undertaken under our agreements with Dura. Dura has no obligation to complete any development or other activity after all of our funds have been spent. Dura's own projects and other third party projects may compete for time and resources with our projects. The resources that Dura uses for our projects may therefore be limited.

DURA MAY NOT EXERCISE ITS OPTIONS. Dura is not obligated to exercise its purchase option, the albuterol option or the product option, and it will exercise these options only if Dura's Board of Directors determines that it is in Dura's best interest to do so. Even if the Spiros products are developed and approved, if Dura does not exercise any of its options, we will be required to find alternative ways to commercially market or exploit the Spiros products. We may not be able to do so. If we attempt to market the Spiros products ourselves, we will require substantial additional funds. We may not be able to raise funds when needed. Similarly, if we elect to license the Spiros products to third parties, such arrangements, if available, may be on terms less favorable to us than the terms of our arrangements with Dura.

THE PURCHASE OPTION PRICE AGREED UPON WITH DURA MAY NOT BE REPRESENTATIVE OF THE VALUE OF A SHARE OF CALLABLE COMMON STOCK. Dura's purchase option exercise price was set as of the date of the closing of our 1997 unit offering. Should Dura elect to exercise this option, the exercise price may not be representative of the value of our callable common stock at the time of the exercise of the purchase option.

DURA WILL NEED TO SIGNIFICANTLY EXPAND ITS MANUFACTURING CAPABILITY AND COMPLY WITH GOVERNMENT REGULATIONS BEFORE IT CAN MANUFACTURE ANY SPIROS PRODUCTS ON OUR BEHALF. Dura will need to significantly expand its current manufacturing operations and comply with regulations prescribed by various regulatory agencies to achieve the quality and required levels of production of our products to obtain marketing approval. In addition, Dura's manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with current good manufacturing practice requirements prescribed by the FDA and the State of California. Dura intends to utilize third parties to produce components of and assemble the Spiros inhaler. These third parties have only produced limited quantities of components and assembled limited numbers of inhalers. These third parties will be required to significantly scale up their activities and to produce components which meet applicable specifications on a timely and consistent basis. If these third parties are not successful in attaining acceptable manufacturing quality levels or meeting regulatory requirements, our ability to commercialize the Spiros products will be adversely affected.

THE PHARMACEUTICAL INDUSTRY IS EXTREMELY COMPETITIVE. Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than us, are engaged in developing, marketing and selling products that compete with those that we offer or plan to offer. Our failure to effectively respond to the competitive pressures of our industry would have an adverse effect on our business and results of operations. The selling prices of such products typically decline as competition increases. Further, other products now in use or under development by others may be more effective than our current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than us. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of our products.

WE DO NOT HAVE A LONG OPERATING HISTORY AND WE MAY NEVER ACHIEVE PROFITABILITY OR PAY DIVIDENDS. We were recently formed and have a limited operating history upon which investors may base an evaluation of our likely financial performance. We anticipate that substantially all of our available funds will be expended prior to the receipt of any significant revenues, resulting in significant losses. Further, even if the Spiros products are developed or marketed under the agreements with Dura, they may not be able to be marketed profitably. Even if such Spiros products are commercialized profitably, we may never recover our initial losses. We are prevented from paying dividends on our common stock without the approval of Dura, and accordingly, do not expect to pay any dividends.

POTENTIAL COMPETITION FROM DURA MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS. Dura is engaged in ongoing licensing and development of new products. While Dura has exclusively licensed to us the rights to develop, manufacture and commercialize the specified Spiros products, Dura is not prohibited from developing other products using Spiros, including those products that may compete with our Spiros products, or from in-licensing or acquiring products that may compete with the Spiros products. Dura's activities may lead to the development, in-licensing or acquisition of products that compete with our Spiros products being developed by us. It is possible that Dura's rights with respect to such competitive products could reduce Dura's incentive to exercise the albuterol option, the product option or the purchase option.

DURA HAS THE ABILITY TO LIMIT SPECIFIED ACTIVITIES. Until the expiration of the purchase option, Dura must approve specified activities, including:

-  issuing our securities
-  borrowing an aggregate of more than $1 million at any one time
-  selling a material part of our business or assets
- declaring or paying dividends or making any other distributions to our shareholders
-  merging or consolidating with any other corporation, and
-  adopting, amending or repealing our Bylaws.

Accordingly, Dura could preclude our shareholders and board of directors from taking any of these actions prior to the expiration of the purchase option. Dura, as holder of all of our outstanding special common stock, may transfer or sell all, but not less than all, of its shares. As a result, an unrelated third party may acquire rights associated with the special common stock, including the rights discussed in this section and the right to exercise the albuterol option, the product option and the purchase option. An acquiror of the special common stock may not have the same financial resources or development, manufacturing or marketing capabilities as Dura, which may reduce the likelihood of the exercise of the albuterol option, the product option or the purchase option.

OUR ABILITY TO OBTAIN PATENTS AND PROTECT OUR PROPRIETARY RIGHTS IS UNCERTAIN AND COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. Our ability to obtain patents on current or future products or technologies, defend our patents, maintain trade secrets and operate without infringing upon the proprietary rights of others both in the U.S. and abroad is uncertain. Patents may never issue. Even if issued or licensed to us, patents may not be enforceable, provide substantial protection from competition or be of commercial benefit to us. Even if all these are true, we may not possess the financial resources necessary to enforce or defend any patent rights we hold or obtain. Our commercial success will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which certain of our products are based. Litigation, which is costly, may be necessary to enforce our patent and license rights or to determine the scope and validity of proprietary rights of third parties. If any of our products or technologies are found to infringe upon patents or other rights owned by third parties, we could be required to obtain a license to continue to manufacture or market such products or technologies. Licenses to such patent rights may not be available to us on commercially reasonable terms, if at all. If we do not obtain such licenses, we could encounter delays in marketing affected products or technologies or we could find that the development, manufacture or sale of products requiring such licenses is not possible.

We are aware of foreign patents granted to third parties in the United Kingdom that claim proprietary rights in areas that may overlap with aspects of Spiros technology. In the event that we decide to market any Spiros product in the United Kingdom and further conclude that such activity would infringe upon these third party patents, we may need to either design around these patents, obtain licenses to these patents, or avoid marketing products in the United Kingdom and other areas in Europe in which these patents have been issued.

OUR STOCK PRICE IS VOLATILE. The market prices for securities of emerging companies, including ours, have historically been highly volatile. Future announcements concerning us or our competitors may have a significant impact on the market price of our Units. Such announcements might include:

-  financial results,
- the results of clinical testing or other developments with our competitors' products,
-  regulatory developments,
-  technological innovations,
-  new commercial products,
-  changes to government regulations,
-  regulatory decisions on commercialization of products,
-  developments concerning proprietary rights,
-  litigation or public concern as to safety of our products, or
- our failure to achieve securities analysts' expectations concerning our earnings per share.

WE MAY NOT ADEQUATELY ADDRESS YEAR 2000 ISSUES WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. We rely on Dura for our operating and financial systems. The systems of Dura and the other companies on which Dura's systems and operations rely may not be converted on a timely basis. Any failure on the part of Dura or these other companies would have a material effect on us. For a more complete discussion of our year 2000 issues, please see "Year 2000 Compliance" above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash and short term investments in U.S. government and corporate debt securities with high quality credit ratings and maturities of less than two years. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. We are not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other non-interest market rates.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

On December 22, 1997, Spiros Development Corporation II, Inc. and Dura Pharmaceuticals, Inc. completed the offering of 6,325,000 units. Each unit consists of one share of our callable common stock and one warrant to purchase one-fourth of one share of Dura common stock. The offering was registered under a registration statement on Form S-1/S-3 (No. 333-37673/37673-01). The registration statement was declared effective on December 16, 1997. The net proceeds from the offering were invested in cash, cash equivalents and short-term investments. As of June 30, 1999, we had used $68.9 million of our cash, cash equivalents and short-term investments for our operating activities and had $95 million of working capital.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 1999, the Company's Annual Meeting of Stockholders was held at the offices of the Company for the following purposes:

(a) The following five (5) directors were elected to serve one-year terms to expire at the 2000 Annual Meeting of Stockholders:

                                        FOR                   WITHHELD
                                        ---                   --------
Sol Lizerbram                        5,804,870                 23,930
William H. Rastetter                 5,807,850                 20,950
Alain B. Schreiber                   5,807,850                 20,950
Cam L. Garner                            1,000                    -0-
David S. Kabakoff                        1,000                    -0-


(b) The Stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the year ending December 31, 1999. The total number of votes cast for, against and abstained was 5,812,695, 12,675, and 3,430, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

            EXHIBIT NO.       DESCRIPTION
            ----------        ------------
            27                Financial Data Schedule

(b) Reports on Form 8-K

               None.

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                    SPIROS DEVELOPMENT CORPORATION II, INC.


DATE: AUGUST 13, 1999                        /s/ ERLE T. MAST
-----------------------                     -------------------
                                            (Erle T. Mast)
                                             Vice President, and
                                               Chief Financial Officer
                                             (Principal Financial Officer)