Form 10-Q
period 1999-09-30
SPIROS DEVELOPMENT CORP II INC
filed 1999-11-15
CIK 1047600

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


               For the transition period from ________ to________.

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

         The number of shares of the Registrant's Callable Common Stock and Special Common Stock outstanding as of November 1, 1999 were 6,325,000 and 1,000, respectively.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SPIROS DEVELOPMENT CORPORATION II, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                              DECEMBER 31,   SEPTEMBER 30,
ASSETS                                                           1998          1999
                                                              ------------   ------------
                                                                              (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                    $  20,535      $  19,103
  Short-term investments                                         103,069         68,635
  Other current assets                                               192            119
                                                               ---------      ---------

           Total current assets                                  123,796         87,857
                                                               ---------      ---------

TOTAL                                                          $ 123,796      $  87,857
                                                               =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Payable to Dura Pharmaceuticals, Inc.                        $   4,597      $   6,552
  Accrued liabilities                                                281            176
                                                               ---------      ---------

           Total current liabilities                               4,878          6,728
                                                               ---------      ---------

SHAREHOLDERS' EQUITY:
  Special common stock, par value $1.00, 1,000 shares
    authorized, issued, and outstanding                                1              1
  Callable common stock, par value $.001, 7,500,000 shares
    authorized; 6,325,000 shares issued and outstanding                6              6
  Additional paid-in capital                                     169,404        170,069
  Accumulated other comprehensive income (loss)                      224           (137)
  Accumulated deficit                                            (50,717)       (88,810)
                                                               ---------      ---------

           Total shareholders' equity                            118,918         81,129
                                                               ---------      ---------

TOTAL                                                          $ 123,796      $  87,857
                                                               =========      =========

See accompanying notes to financial statements.

                   SPIROS DEVELOPMENT CORPORATION II, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)
                          STATEMENTS OF OPERATIONS
                   IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                               (UNAUDITED)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                                                         SEPTEMBER 23, 1997
                                                                                                             (DATE OF
                                                                                                           INCORPORATION)
                                                           THREE MONTHS ENDED      NINE MONTHS ENDED          THROUGH
                                                              SEPTEMBER 30,           SEPTEMBER 30,         SEPTEMBER 30,
                                                             1998       1999        1998        1999           1999
                                                         ----------  ----------  ----------  ----------  -------------------
REVENUES:
  Interest income                                        $    1,995  $    1,258  $    6,434  $    4,255  $            12,716
                                                         ----------  ----------  ----------  ----------  -------------------

EXPENSES:
  Research and development                                   13,443      14,891      37,788      41,499               99,338
  General and administrative                                    239         293         781         849                1,981
                                                         ----------  ----------  ----------  ----------  -------------------

           Total expenses                                    13,682      15,184      38,569      42,348              101,319
                                                         ----------  ----------  ----------  ----------  -------------------
OPERATING LOSS BEFORE
 INCOME TAXES                                               (11,687)    (13,926)    (32,135)    (38,093)             (88,603)
PROVISION FOR INCOME TAXES                                       60                     146                              207
                                                         ----------  ----------  ----------  ----------  -------------------

NET LOSS                                                 $  (11,747) $  (13,926) $  (32,281) $  (38,093) $           (88,810)
                                                         ==========  ==========  ==========  ==========  ===================

NET LOSS PER SHARE:
  Basic and diluted                                      $    (1.86) $    (2.20) $    (5.10) $    (6.02) $            (14.04)
                                                         ==========  ==========  ==========  ==========  ===================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES:
  Basic and diluted                                           6,325       6,325       6,325       6,325                6,325
                                                         ==========  ==========  ==========  ==========  ===================

See accompanying notes to financial statements.

                SPIROS DEVELOPMENT CORPORATION II, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF CASH FLOWS
                             IN THOUSANDS
                              (UNAUDITED)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                                                                SEPTEMBER 23, 1997
                                                                               NINE                NINE              (DATE OF
                                                                              MONTHS              MONTHS          INCORPORATION)
                                                                               ENDED              ENDED               THROUGH
                                                                           SEPTEMBER 30,      SEPTEMBER 30,        SEPTEMBER 30,
                                                                                1998               1999                1999
                                                                         ----------------    ---------------    ------------------
NET CASH USED IN OPERATING ACTIVITIES                                    $        (34,340)   $       (35,505)   $          (81,022)
                                                                         ----------------    ---------------    ------------------

INVESTING ACTIVITIES:
  Purchases of short-term investments                                            (115,949)           (29,559)             (203,917)
  Sales of short-term investments                                                  44,281             63,632               135,145
                                                                         ----------------    ---------------    ------------------

           Net cash provided by (used in) investing activities                    (71,668)            34,073               (68,772)
                                                                         ----------------    ---------------    ------------------

FINANCING ACTIVITIES:
  Net proceeds from issuance of special common and callable
    common stock                                                                                                            93,897
  Contribution from Dura Pharmaceuticals, Inc. for
    purchase option                                                                                                         75,000
  Decrease in payable to Dura Pharmaceuticals, Inc. for
    issuance costs                                                                 (1,289)
                                                                         ----------------    ---------------    ------------------
           Net cash provided by (used in) financing activities                     (1,289)                                 168,897
                                                                         ----------------    ---------------    ------------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                            (107,297)            (1,432)               19,103

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                              139,035             20,535
                                                                         ----------------    ---------------    ------------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                           $         31,738    $        19,103    $           19,103
                                                                         ================    ===============    ==================


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

For the three and nine months ended September 30, 1998 and 1999, and the period September 23, 1997 (date of incorporation) through September 30, 1999, comprehensive income (loss) consisted of (in thousands):


                                                        Three                 Nine              September 23, 1997
                                                    Months Ended          Months Ended       (date of incorporation)
                                                    September 30,         September 30,       through September 30,
                                                   1998       1999       1998       1999               1999
                                                   ----       ----       ----       ----               ----
Net loss                                        $(11,747)  $(13,926)   $(32,281)  $(38,093)  $              (88,810)
Other comprehensive income (loss):

    Unrealized gain (loss)
        on investments                               447        (82)        355       (361)                    (137)
                                                --------   --------    --------   --------   ----------------------

Comprehensive loss                              $(11,300)  $(14,008)   $(31,926)  $(38,454)  $              (88,947)
                                                ========   ========    ========   ========   ======================

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

In November 1997, Dura submitted on our behalf, a new drug application to the FDA for albuterol in the Spiros cassette system which we call Albuterol Spiros-TM-. On November 4, 1998, we announced the receipt of a complete response letter from the FDA indicating that the new drug application is not approvable until and unless specified deficiencies are addressed. The FDA requested that Dura, on our behalf, complete additional clinical trials on the Spiros system to ensure the system is reliable and to demonstrate that the system can achieve the same results as the original clinical trials. The FDA has also requested that several chemistry, manufacturing, and control issues, as well as certain electromechanical reliability issues be resolved. As a result of several meetings with the FDA, we and Dura have determined the requirements to address these issues and support a resubmission of the Albuterol Spiros new drug application. We are currently addressing chemistry, manufacturing and control (CMC) issues for Albuterol Spiros. We have also recently prioritized the development work on our inhaled steroid products, Beclomethasone Spiros-TM- and Budesonide Spiros-TM-. In October of this year, we, together with Dura, announced the commencement of pivotal clinical studies and a dose-targeting study for Beclomethasone Spiros and Budesonide Spiros, respectively. We cannot predict or assure the successful outcome of additional clinical trials to support the submission of a new drug application for any of these products, or if the FDA will ever approve a new drug application for any of these products.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

We incurred net losses of $11.7 million and $32.3 million for the three and nine months ended September 30, 1998 and 1999, respectively, as compared to $13.9 million and $38.1 million for the same periods in 1999, respectively. For the third quarter of 1998 and 1999, research and development costs totaled $13.4 million and $14.9 million, respectively, and general and administrative expenses totaled $239,000 and $293,000, respectively. For the first nine months of 1998 and 1999, research and development costs totaled $37.8 million and $41.5 million, respectively, and general and administrative expenses totaled $781,000 and $849,000, respectively. The research and development expenses were for Spiros-related activities performed by Dura under a development agreement. We expect research and development expenses to increase significantly beginning in the fourth quarter of 1999, as we have initiated clinical trials for Beclomethasone Spiros and Budesonide Spiros. Our interest income for the third quarter of 1998 and 1999 totaled $2 million and $1.3 million, respectively, and for the first nine months of 1998 and 1999 totaled $6.4 million and $4.3 million, respectively. The declines result from lower balances of cash and short-term investments in 1999 versus 1998. We expect our interest income to continue to decrease in future periods as our funds are used to continue the development of the Spiros products.

LIQUIDITY AND CAPITAL RESOURCES

Our initial capitalization totaled $169 million, consisting of net proceeds from our initial public offering of approximately $94 million and a $75 million contribution from Dura. At September 30, 1999, we had cash, cash equivalents, and short-term investments totaling $87.7 million and working capital totaling $81.1 million. Our existing working capital and expected interest income may not be sufficient to fund our cash requirements through at least September 30, 2000. Based on our current development plan and budget for the Spiros products, we expect to have expended all of our existing cash during the second half of 2000. Further, we do not believe that our existing funds will be sufficient to complete the development of any Spiros product. The use of our existing funds would require Dura to consider whether to purchase our callable common stock, which it may not be prepared to do at that time. Until the expiration of Dura's option, we are restricted from raising additional funds without Dura's consent. While Dura may, at its sole option, provide funds for further development of the Spiros products or infuse additional capital into Spiros Corp. II through the exercise of Dura's product purchase options, it is not obligated to do so.

YEAR 2000 COMPLIANCE

We rely entirely on Dura for our operating and financial systems. We have made inquiries of Dura, and Dura has responded that it recognizes the need to ensure its operations will not be adversely impacted by the inability of Dura's systems to process data having dates on or after January 1, 2000. Processing errors due to software failure arising from calculations using the year 2000 date are a recognized risk. Dura has advised us that during 1998 it completed the identification of their systems with year 2000 exposure. Dura further advised us that the company will complete its year 2000 evaluation, testing and contingency planning in the fourth quarter of 1999. Dura's identification of their most significant year 2000 exposure does not involve the research and development work Dura is performing on our behalf. While we believe that Dura's efforts are adequate to address the year 2000 concerns, there can be no assurance that the systems of other companies on which Dura's systems and operations rely will be converted on a timely basis and will not have a material effect on us. In addition, the potential impact of the year 2000 on others with whom we, through agreements with Dura, do business cannot be reasonably estimated at this time. The cost of Dura's year 2000 initiatives will be paid entirely by Dura.

RISKS AND UNCERTAINTIES

FORWARD-LOOKING STATEMENTS. We caution readers that the statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ from those currently anticipated due to a number of factors, including those identified below.

SPIROS-Registered Trademark- REQUIRES SIGNIFICANT ADDITIONAL DEVELOPMENT, WHICH IS COSTLY, TIME-CONSUMING AND MAY NEVER BE COMMERCIALLY SUCCESSFUL. Spiros, our proprietary dry powder pulmonary drug delivery system, will require significant additional development efforts as well as clinical testing. This work is very costly and time consuming. Even after spending significant amounts of money and time, the development and commercialization, if any, of any Spiros product may not be successful.

WE MAY NOT HAVE SUFFICIENT FUNDS TO COMPLETE THE DEVELOPMENT OF ANY SPIROS PRODUCT. Based on our current development plan and budget for the Spiros projects, we expect to expend all of our existing funds in the second half of 2000. Further, we do not believe that our current available funds will be adequate to complete the development or regulatory review process for any of the Spiros products. Until the expiration of Dura's purchase option, we are significantly restricted from raising additional funds without Dura's consent. While Dura may, at its sole option, provide funds for further development of the Spiros products or provide additional cash to us through the exercise of the albuterol or product purchase options, it is not obligated to do so. Dura may not have adequate information available to it when our funds are depleted to make a decision on the exercise of the albuterol or product option. If the purchase option is not exercised, we would have to raise substantial funding while hiring, or otherwise obtaining access to, research and management personnel to perform the work now performed by Dura. We may not be successful in doing any of these tasks. Failure to do so would have an adverse effect on our business and results of operations.

DURA MAY NOT EXERCISE ITS OPTIONS. Dura is not obligated to exercise its stock purchase option, the albuterol purchase option or the second product purchase option, and it will exercise these options only if Dura's Board of Directors determines that it is in Dura's best interest to do so. Even if the Spiros products are developed and approved, if Dura does not exercise any of its options, we will be required to find alternative ways to commercially market or exploit the Spiros products. We may not be able to do so. If we attempt to develop or market the Spiros products ourselves, we will require substantial additional funds. We may not be able to raise funds when needed. Similarly, if we elect to license the Spiros products to third parties, such arrangements, if available, may be on terms less favorable to us than the terms of our arrangements with Dura.

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

OUR REGULATORY APPLICATION SUBMITTED TO THE FDA FOR ALBUTEROL SPIROS-TM- WILL NOT BE APPROVED WITHOUT ADDITIONAL CLINICAL TRIALS, WHICH WILL DELAY THE COMMERCIALIZATION OF ALBUTEROL SPIROS. On November 4, 1998, we and Dura announced the receipt of a complete response letter from the FDA. The letter indicated that the new drug application submitted by Dura on our behalf for Albuterol Spiros will not be approved unless certain deficiencies are addressed. The FDA requested that additional clinical trials on the Spiros inhaler be completed to ensure the inhaler is reliable and to replicate clinical outcomes of the initial trials. The FDA also requested that several chemistry, manufacturing and control issues, as well as specified electromechanical reliability issues be resolved. As a result of a series of meetings with the FDA, we, together with Dura, have determined the requirements that we believe will address these issues and allow us to resubmit the new drug application for Albuterol Spiros. We are currently addressing chemistry, manufacturing and control issues for Albuterol Spiros. We cannot predict or assure the successful outcome of additional clinical trials to support the resubmission of a new drug application for this product, or if the FDA will ever approve a new drug application for this product.

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

THE PURCHASE OPTION PRICE AGREED UPON WITH DURA MAY NOT BE REPRESENTATIVE OF THE VALUE OF A SHARE OF CALLABLE COMMON STOCK. Dura's stock purchase option exercise price was set as of the date of the closing of our 1997 unit offering. Should Dura elect to exercise this option, the exercise price may not be representative of the value of our callable common stock at the time of the exercise of the purchase option.

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

THE PHARMACEUTICAL INDUSTRY IS EXTREMELY COMPETITIVE. Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than us, are engaged in developing, marketing and selling products that compete with those that we plan to offer. Our failure to effectively respond to the competitive pressures of our industry would have an adverse effect on our business and results of operations. The selling prices of such products typically decline as competition increases. Further, other products now in use or under development by others may be more effective than our current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than us. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of our products.

WE DO NOT HAVE A LONG OPERATING HISTORY AND WE MAY NEVER ACHIEVE PROFITABILITY OR PAY DIVIDENDS. We have a limited operating history upon which investors may base an evaluation of our likely financial performance. We anticipate that substantially all of our available funds will be expended prior to the receipt of any significant revenues, resulting in significant losses. Further, even if the Spiros products are developed or marketed under the agreements with Dura, they may not be able to be marketed profitably. Even if such Spiros products are commercialized profitably, we may never recover our initial losses. We are prevented from paying dividends on our common stock without the approval of Dura, and accordingly, do not expect to pay any dividends.

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

                         PART II - OTHER INFORMATION

ITEM 2.      CHANGE IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

On December 22, 1997, Spiros Development Corporation II, Inc. and Dura Pharmaceuticals, Inc. completed the offering of 6,325,000 units. Each unit consists of one share of our callable common stock and one warrant to purchase one-fourth of one share of Dura common stock. The offering was registered under a registration statement on Form S-1/S-3 (No. 333-37673/37673-01). The registration statement was declared effective on December 16, 1997. The net proceeds from the offering were invested in cash, cash equivalents and short-term investments. As of September 30, 1999, we had used $81 million of our cash, cash equivalents and short-term investments for our operating activities and had $81.1 million of working capital.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

            Exhibit No.       Description
            -----------       -----------
            27                Financial Data Schedule

(b)      Reports on Form 8-K

                  None.

                                  SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                    SPIROS DEVELOPMENT CORPORATION II, INC.


Date: November 12, 1999                      /s/ Erle T. Mast
-------------------------                   -----------------------------
                                            (Erle T. Mast)
                                            Vice President, and
                                              Chief Financial Officer
                                            (Principal Financial Officer)