Form 10-K405
period 1999-12-31
SPIROS DEVELOPMENT CORP II INC
filed 2000-03-30
CIK 1047600

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------        SECURITIES EXCHANGE ACT OF 1934


                     For fiscal year ended December 31, 1999

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ________ to ________


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

                                   OF THE ACT:

                     CALLABLE COMMON STOCK, $.001 PAR VALUE.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         The aggregate market value of the Callable Common Stock held by non-affiliates of the registrant as of March 1, 2000 was $38.1 million. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 10% or greater shareholders known to the registrant have been deemed to be affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

         The number of shares of the Registrant's Callable Common Stock and Special Common Stock outstanding as of March 1, 2000 were 6,325,000 and 1,000, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain exhibits filed with the Registrant's prior registration statement, Forms 10-K and 10-Q are incorporated as provided in Part IV.

                                      INDEX

Part I:

         Item 1.         Business....................................................................4
         Item 2.         Properties.................................................................23
         Item 3.         Legal Proceedings..........................................................24
         Item 4.         Submission of Matters to a Vote of Security Holders........................24


Part II:

         Item 5.         Market for Registrant's Common Equity and Related
                         Shareholder Matters........................................................24
         Item 6.         Selected Financial Data....................................................25

         Item 7.         Management's Discussion and Analysis of Financial
                         Condition and Results of Operations........................................25

         Item 7A.        Quantitative and Qualitative Disclosures about Market Risk.................28
         Item 8.         Financial Statements and Supplementary Data................................28
         Item 9.         Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure........................................28

Part III:

         Item 10.        Directors and Executive Officers of the Registrant.........................28
         Item 11.        Executive Compensation.....................................................30
         Item 12.        Security Ownership of Certain Beneficial Owners and
                         Management.................................................................32
         Item 13.        Certain Relationships and Related Transactions.............................33

Part IV:

         Item 14.        Exhibits, Financial Statement Schedules and Reports on
                         Form 8-K...................................................................34

                         Signatures.................................................................37


                                     PART I

ITEM 1.  BUSINESS

The discussion of Spiros Development Corporation II, Inc.'s ("Spiros Corp. II") business contained in this report may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties. For a discussion of factors which may affect the outcome projected in such statements, see "Risks and Uncertainties" on pages 20 through 23 of this Annual Report on Form 10-K. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance listed below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date of this annual report. Unless the context otherwise requires, "Dura" refers to Dura Pharmaceuticals, Inc., a Delaware corporation, and its subsidiaries.

OVERVIEW

Spiros Corp. II was incorporated in the state of Delaware in September 1997 to continue the development of Spiros-Registered Trademark-, a dry powder pulmonary drug delivery system, and to conduct formulation work, clinical trials and commercialization for specified leading asthma and chronic obstructive pulmonary disease, also known as COPD, drugs for use with Spiros.

We commenced operations on December 22, 1997 when we and Dura completed a $101 million initial public offering of 6,325,000 units, each unit consisting of one share of our callable common stock and one warrant to purchase one-fourth of one share of Dura's common stock. The offering resulted in net proceeds to us of approximately $94 million. Concurrent with the offering, Dura contributed $75 million to our operations. Substantially all funds from the offering, the $75 million contribution, and interest earned on these funds have been and are expected to be paid to Dura for the development and commercialization of Spiros and the use of Spiros with applications for albuterol, beclomethasone, budesonide, ipratropium, albuterol-ipratropium combination, and additional designated compounds. Current product development efforts focus on beclomethasone and budesonide. We may also expend funds on enhancements to the existing Spiros technology and development of a next generation inhaler technology.

The warrants issued in the offering are exercisable through December 31, 2002 at an exercise price of $54.84 per share of Dura common stock. As of January 1, 2000, the callable common stock and the warrant began trading publicly as separate securities. In consideration of the warrants and the contribution of $75 million we received, Dura has an irrevocable option through December 31, 2002, to purchase all, but not less than all, of the then outstanding shares of our callable common stock at predetermined prices. Such purchase price may be paid, at Dura's option, in cash, shares of Dura's common stock or a combination of cash and stock. In addition, Dura received an option through specified dates, to acquire for cash exclusive rights for the use of Spiros with albuterol and with a second product other than albuterol.

In March 2000 we entered into a merger agreement with Dura. Under the agreement, for each share of our callable common stock our shareholders will receive $13.25 in cash and one five-year warrant to purchase a fractional share of Dura's common stock at $17.94 per share, which represents a 25% premium over the average closing price of Dura's common stock for the 10 trading days prior to the date of the merger agreement. The exact fraction of a share of Dura's common stock purchasable under the warrant will be determined based on the average closing price of Dura's common stock for the 10 trading days prior to the vote of our shareholders on the merger and will result in a calculated Black-Scholes value for each warrant of between $3.22 and $1.81 using an agreed upon volatility of 65% based on recent volatility of Dura's common stock. Based on the market price of Dura's common stock used to calculate the exercise price of the warrant, the total consideration for the merger as of the date of the merger agreement was calculated to be $100.8 million, or $15.75 per share of callable common stock. Closing of the transaction is subject to Hart-Scott-Rodino clearance, effectiveness of the registration statement for Dura's warrants, and our shareholder approval. We and Dura have received voting agreements in favor of the merger from holders of approximately 22% of our outstanding callable common stock. A special committee of independent members of our board, formed in December 1999 to evaluate our strategic alternatives, has approved the merger agreement and is recommending that our shareholders approve the merger. We expect to deliver a proxy statement describing the terms of the merger agreement in greater detail to our shareholders in the near term.

In connection with the initial public offering, we entered into a number of agreements with Dura under which Dura currently performs development of the Spiros products as further discussed below under "Relationship with Dura." We do not expect to have our own research, development, clinical, licensing, administration, manufacturing or marketing employees or facilities, and thus will be entirely dependent on Dura in these areas.

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

PULMONARY DRUG DELIVERY SYSTEMS

Inhaled therapeutic drugs have been shown to be effective in treating or preventing the symptoms of asthma, COPD and other respiratory diseases. When treating respiratory diseases, inhalation delivery puts the drug directly into the lung for topical treatment. If administered in capsule, tablet or liquid form, rather than through inhalation, the patient must take sufficient drug dosages to achieve a systemic therapeutic blood level to benefit the lungs. In many instances, this may cause serious side effects by affecting other organs. Because inhaled therapy delivers the drug directly into the lungs, it provides comparable efficacy with less risk of systemic side effects at greatly reduced dosages. Inhalation delivery also yields a fast onset of action, reducing the time for patient relief.

TRADITIONAL INHALATION DELIVERY DEVICES

Most currently-approved inhalation devices are one of the following three types:

         - METERED DOSE INHALERS. Metered dose inhalers, also known as MDIs, are currently the most widely used inhalation delivery system due to their relative convenience and portability. MDIs consist of a suspension or solution of drug filled into a canister, sealed with a metering valve and pressurized using a propellant, most commonly a chloroflorcarbon or CFC. Unfortunately, it is estimated that only 10% to 20% of the dose from an MDI actually reaches the lung, with the remainder of the drug being deposited in the mouth and throat or the stomach where it has no therapeutic effect and may cause unwanted side effects. The limited amount of drug that reaches the lung is caused primarily by the inability of most patients to coordinate their inhalation with the initiation of the delivery system and the resulting high velocity of the propellant-driven aerosol. To increase the amount of drug that actually reaches the lung, patients are sometimes prescribed spacers to use with their MDIs, thereby increasing the complexity and reducing the portability of the device.

         - JET NEBULIZERS. Jet nebulizers aerosolize a liquid solution of medicine, either ultrasonically or with compressed air, creating a fine mist that patients inhale slowly over several minutes. Jet nebulizers are much larger than other inhalation delivery systems and, because of their size, are primarily used to deliver aerosol to hospitalized patients, patients with acute asthma and patients unable to coordinate the use of other inhalation delivery devices. Jet nebulizers are generally considered to be less convenient and less portable because of their size and the complexity of use.

         - DRY POWDER INHALERS. Dry powder inhalers represent a significant advancement in the development of inhalation delivery systems. Dry powder inhalers are relatively convenient and portable, and are CFC-free. They are breath actuated, so they eliminate the need for the press-and-breathe coordination associated with MDIs. Although dry powder inhalers overcome the need to coordinate inhalation with the initiation of the device, currently marketed dry powder inhalers require high inspiratory flow rates, making the ultimate dose delivered to the patient dependent on the patient's inspiratory effort. This high inspiratory flow rate is difficult to achieve for children, the elderly and patients with breathing difficulties.

We anticipate that dry powder inhalers like Spiros will gradually replace MDIs as the leading pulmonary delivery systems, due primarily to the phasing out of CFC propellants and coordination problems associated with many MDIs. Some companies are studying alternative propellants, such as hydrofluorocarbons, for use in MDIs. We believe, however, that any product using an alternative propellant will still suffer from many of the limitations of currently marketed MDIs, including the need for patients to coordinate breathing with actuation of the drug delivery system. In Europe, where several pharmaceutical companies have marketed dry powder inhalers for a number of years, sales of dry powder inhalers had increased to 27% of the total sales of inhaled asthma products in 1999.

POTENTIAL ADVANTAGES OF SPIROS

We believe Spiros, if approved by the FDA, may provide advantages over other currently available pulmonary drug delivery systems:

         - INSPIRATORY FLOW RATE INDEPENDENCE AND LOW FLOW RATE CAPABILITY. Spiros is designed to deliver a relatively consistent drug dose to the lungs over a wide range of inspiratory flow rates, which can vary depending on a patient's health, age, effort or physical abilities. Tests of Spiros on human subjects have shown a relatively consistent amount of drug deposition throughout the clinically relevant inspiratory range. Existing dry powder inhalers can vary significantly in their level of drug deposition depending on the patient's inspiratory flow rate. Many of them also require high inspiratory flow rates for the patient to obtain the labeled dose of the drug. Therefore, they may deliver significantly less drug at the lower flow rates typically associated with compromised pulmonary function.

         - MINIMUM NEED FOR PATIENT COORDINATION. Spiros is breath actuated and does not require the user to coordinate inhalation and actuation of the drug delivery system. MDIs generally require users to coordinate their breathing with initiation of the MDI. Studies indicate that a significant percentage of patients, particularly young children and the elderly, do not use MDIs correctly. Spiros is designed to solve these coordination problems by delivering the drug to patient's lungs as they inhale.

         - PATIENT CONVENIENCE. Spiros is designed to be convenient for patients, with features such as breath actuation and portability due to its light weight and small size, quick delivery time, simple operation, dose delivery feedback and multi-dose capability. Spiros also allows the patient to see the actual number of doses remaining in a cassette or blister pack and an LED light alerts the patient of the need to replace Spiros prior to the end of its useful life.

         - FREE OF CHLOROFLUOROCARBON PROPELLANTS. Spiros does not use CFCs while most MDIs, currently the most popular form of aerosol drug delivery, use CFCs. CFC propellants have ozone destructive characteristics. Virtually all of the world's industrial nations, under the auspices of the United Nations Environmental Program, have pledged to cease use of CFCs by the year 2000. Continued use of CFCs in medical products has been permitted under annual exemptions. As a result of the planned phase out of CFCs, we believe that dry powder inhalers will become a leading method for pulmonary drug delivery.

THE SPIROS PULMONARY DRUG DELIVERY SYSTEM

Spiros uses electromechanical energy to aerosolize pharmaceuticals in dry powder formulations for delivery to the lungs while providing advantages over traditional pulmonary delivery systems.

CORE TECHNOLOGY

The core technology contained in the Spiros system is an aerosol generator that uses electromechanical energy to disperse dry powder to form an aerosol for inhalation. The main components of the aerosol generator include the impeller, the motor, the breath-actuated switch, and the dosing chamber. When the switch is activated, the electric circuit is completed and the impeller rotates. The action of the impeller on the dry powder formulation supplies the energy to disperse the drug and provide a cloud of aerosolized drug for inhalation. The cloud of aerosolized drug is suspended in the dosing chamber and is delivered to the lungs only as the patient inhales. This technology controls both the powder dispersion to form the aerosol and allows for patient-actuated inhalation, making the drug delivery independent of the inspiratory force generated by the patient. Virtually the same dose is delivered at low and high inspiratory efforts, making the system relatively flow rate independent.

Products are currently under development in two separate Spiros systems, a cassette system and a blisterdisk system, both using the same core technology with different powder storage systems. Because of the physical and chemical requirements of the specific drugs deliverable by Spiros, as well as the varying needs of the patients and marketplace, we believe that our cassette and blisterdisk systems will provide flexibility for delivery of many different types of drugs.

CASSETTE SYSTEM. The cassette system was the first Spiros system developed. The powder storage device in this system is a 30-dose plastic cassette packed in a foil pouch. To use the cassette system, a patient first removes the cassette from the pouch and opens the lid of the Spiros generator to load the cassette. When the lid is closed, the cassette rotates to deliver a dose of drug into the dosing chamber. An impeller is located within the dosing chamber. When the patient inhales through the mouthpiece, the impeller is automatically activated at a relatively low flow rate. The action of the impeller on the powder in the chamber generates the aerosol, which the patient inhales. When the cassette is empty, the patient opens the lid, removes the empty cassette and loads a new cassette.

BLISTERDISK SYSTEM. Although many drugs and powder formulations are sufficiently stable using the cassette system, some drugs, are sensitive to relative humidity. We have developed a blisterdisk system for drugs that require a barrier against moisture or light. This system uses powder-filled sealed foil blisters, which prevent moisture contact with the powder. The powder storage device in this system is a 16-dose blisterdisk and is sufficiently flexible to accommodate a wide variety of drugs. To use the blisterdisk system, a patient opens the mouthpiece cover, pushes a button to open the blister and inhales through the mouthpiece to actuate the impeller and aerosolize the dose. As the patient closes the mouthpiece cover, the next blister is advanced to the dosing position. When the blisterdisk is empty, the patient opens the lid, removes the empty blisterdisk and loads a new blisterdisk.

SPIROS PRODUCTS IN DEVELOPMENT

Five compounds were initially selected to be developed for delivery through
Spiros: a beta-agonist, albuterol, two steroids, beclomethasone and budesonide, an anticholinergic, ipratropium, and a combination of albuterol and ipratropium. However, to focus resources on the development of the steroid products, we have suspended funding for work on albuterol, ipratropium and the albuterol-ipratropium combination products.

Albuterol was the first product developed in the Spiros system. On our behalf, Dura filed a new drug application for Albuterol Spiros-TM- in 1997 and in November 1998 received a complete response letter from the FDA. The response letter indicated that the new drug application would not be approved unless certain deficiencies were addressed. The FDA requested that several chemistry, manufacturing, and control issues, as well as certain electromechanical reliablility issues, be resolved. After several meetings with the FDA, the requirements that would address the issues raised by the FDA and support a resubmission of the Albuterol Spiros new drug application were identified. The chemistry, manufacturing and control issues for Albuterol Spiros were being addressed at the time we made our decision to suspend funding for the future development of Albuterol Spiros.

BECLOMETHASONE. Beclomethasone is a steroid used to treat the inflammatory component of asthma and selected symptoms of COPD. Sales of beclomethasone in 1998 in the major countries of the world were approximately $700 million. In the first quarter of 1997, Dura completed dose ranging studies for a one dosage strength of beclomethasone in the Spiros cassette system under an investigational new drug application. In the fourth quarter of 1997, Dura commenced a late-stage 12-week trial in humans to demonstrate safety and efficacy. Enrollment of patients was completed by the second quarter of 1998. The study demonstrated that Beclomethasone Spiros-TM- provided improved potency and comparable safety and efficacy to the approved MDI product to which it was compared. After receiving feedback from the FDA, we reformulated Beclomethasone Spiros and finalized the commercial Spiros inhaler design. In the fourth quarter of 1999, Dura, on our behalf, initiated the first in a new series of pivotal clinical studies for Beclomethasone Spiros. An important objective of these studies is to demonstrate the reliability of the Spiros system, to confirm the results of the earlier trials and to demonstrate that comparable efficacy and potentially improved safety may be achieved with Beclomethasone Spiros using lower dosages than currently approved MDI formulations. If the clinical trials are successful, we currently plan to file a new drug application for Beclomethasone Spiros in late 2000 or early 2001 and, if the product is approved by the FDA, to launch the product in late 2001 or 2002.

BUDESONIDE. Budesonide is a new generation steroid used to treat the inflammatory component of asthma. Sales of budesonide in 1998 in the major countries of the world were approximately $720 million. Dura, on our behalf, initiated screening of patients for a dose-targeting study for Budesonide Spiros in the first quarter of 2000 and plans to begin a pivotal clinical program in the second half of 2000. If the clinical trials are successful, we currently plan to file a new drug application for Budesonide Spiros-TM- in late 2002 and, if the product is approved by the FDA, to launch the product in 2003.

OTHER PRODUCT DEVELOPMENT EFFORTS

On our behalf, Dura's scientists have recently invented a new technology for forming aerosols from powder formulations. This new technology builds on earlier work with Spiros and its aerosol delivery system, using a motorless inhaler system which can use existing powder storage systems or new unit dose systems. Broad patent coverage is being sought for this new technology.

Our Board of Directors has the right, with the consent of Dura, to select additional designated compounds for the treatment of respiratory diseases, including asthma, allergy, cystic fibrosis or respiratory infection for delivery using Spiros. However, we have decided to focus our resources on the development of the steroid products and do not anticipate that we will select any additional designated compounds for development.

RELATIONSHIP WITH DURA

The following is a summary of selected provisions of our agreements with Dura. The summary is qualified in its entirety by reference to the full text of such agreements, copies of which may be obtained upon request to us.

MERGER AGREEMENT

In March 2000 we entered into a merger agreement with Dura. Under the agreement, for each share of our callable common stock our shareholders will receive $13.25 in cash and one five-year warrant to purchase a fractional share of Dura's common stock at $17.94 per share, which represents a 25% premium over the average closing price of Dura's common stock for the ten trading days prior to the date of the merger agreement. The exact fraction of a share of Dura's common stock purchasable under the warrant will be determined based on the average closing price of Dura's common stock for the ten trading days prior to the vote of our shareholders on the merger and will result in a calculated Black-Scholes value for each warrant of between $3.22 and $1.81 using an agreed upon volatiity factor of 65% based on recent volatility of Dura's common stock. Based on the market price of Dura's common stock used to calculate the exercise price of the warrant, the total consideration for the merger as of the date of the merger agreement was calculated to be $100.8 million, or $15.75 per share of callable common stock. Closing of the transaction is subject to Hart-Scott-Rodino clearance, effectiveness of the registration statement for Dura's warrants, and our shareholder approval. We and Dura have received voting agreements in favor of the merger from holders of approximately 22% of our outstanding callable common stock. A special committee of independent members of our board, formed in December 1999 to evaluate our strategic alternatives, has approved the merger agreement and is recommending that our shareholders approve the merger. We expect to deliver a proxy statement describing the terms of the merger agreement in greater detail to our shareholders in the near term.

STOCK PURCHASE OPTION

According to our certificate of incorporation, Dura, as holder of all issued and outstanding shares of special common stock, has the right to purchase all, but not less than all, of our callable common stock outstanding at the time the right is exercised. The purchase option is exercisable at any time beginning on December 22, 1997 and ending on the earlier of December 31, 2002 or the 90th day after the date we provide Dura with notice that we have spent substantially all of our available cash. Dura may, at its election, extend such period by providing additional funding for the continued development of the Spiros products, but in no event beyond December 31, 2002. If the purchase option is exercised, the exercise price, calculated on a per share basis, will be as follows:


If the callable common stock is
acquired under the purchase option                                                 Exercise price
--------------------------------------------------------------------------------  ---------------
Before January 1, 2000                                                                  $   24.01

On or after January 1, 2000 and on or before March 31, 2000                                 25.26
On or after April 1, 2000 and on or before June 30, 2000                                    26.57
On or after July 1, 2000 and on or before September 30, 2000                                27.96
On or after October 1, 2000 and on or before December 31, 2000                              29.41

On or after January 1, 2001 and on or before March 31, 2001                                 31.10
On or after April 1, 2001 and on or before June 30, 2001                                    32.88
On or after July 1, 2001 and on or before September 30, 2001                                34.77
On or after October 1, 2001 and on or before December 31, 2001                              36.76

On or after January 1, 2002 and on or before March 31, 2002                                 38.87
On or after April 1, 2002 and on or before June 30, 2002                                    41.10
On or after July 1, 2002 and on or before September 30, 2002                                43.46
On or after October 1, 2002 and on or before December 31, 2002                              45.95


The exercise price was mutually determined by us and Dura, giving consideration to:

         - a compound annual rate of return upon exercise, as required by potential investors, to be achieved upon any exercise of the purchase option,

         - the implied returns to investors purchasing securities with a similar structure historically,

         -        the comparability of the offering to those prior offerings,

         -        the value of the warrants,

         -        the nature of Spiros products,

         -        the agreements between us and Dura, and

         - other factors as we and Dura deemed appropriate and advice given by the underwriters of the offering.

The exercise price may be paid in cash or shares of Dura common stock, or any combination of cash and stock, at Dura's sole discretion. Any such shares of Dura common stock will be valued based upon the average of the closing price for Dura common stock on the Nasdaq National Market for 10 trading days immediately preceding the date of the exercise notice. In the event the purchase option were transferred, the payment by the subsequent holder of the majority of the special common stock could also be made in cash or, if such holder or its parent is a company whose common equity securities are listed on a national securities exchange or admitted to unlisted trading privileges or listed on the Nasdaq National Market, in the sole discretion of such holder, in shares of such listed common equity security. Dura presently intends to aquire our callable common stock pursuant to the merger agreement, and therefore does not currently intend to exercise the purchase option described above.

Dura owns all of our issued and outstanding special common stock, which grants Dura the purchase option and confers voting and other rights, including the right to elect two directors to our board. Under our certificate of incorporation, we are prohibited, until the expiration of the purchase option, from taking or permitting actions inconsistent with Dura's rights under the purchase option. Examples of prohibited actions on our part without the consent of Dura include:

         -        paying dividends,

         -        issuing additional shares of capital stock,

         -        borrowing more than $1 million in total,

         - merging, liquidating, or selling all or substantially all of our assets, or

         -        altering the terms of the purchase option.

At present, Dura has indicated it has no intention of transferring its shares of special common stock.

TECHNOLOGY LICENSE AGREEMENT

We entered into a technology license agreement with Dura. Under the agreement, Dura granted us an exclusive, worldwide, perpetual, royalty-bearing license to use the core Spiros technology in research, development and commercialization (except with respect to beclomethasone in Asia) of the Spiros products, including rights to patents, patent applications and other intellectual property rights.

As consideration for these license rights granted to us by Dura, we will pay Dura a technology access fee equal to the greater of 5% of the net sales of each Spiros product or $2 million for all Spiros products in any calendar year beginning in 1998. Our obligation will terminate, on a country-by-country basis, within 10 years from the first sale of such Spiros product in those countries where no patents covering such product are issued and in those countries where patents covering the Spiros products are issued, upon the expiration of the last-to-expire patent covering such Spiros product in such country.

In addition, we granted Dura:

         - a worldwide, exclusive, royalty-free license to use the core technology and the program technology to develop the Spiros products under the terms of our development agreement,

         - a worldwide, exclusive, royalty-bearing license to use the program technology to sell Spiros products worldwide under the terms of our manufacturing and marketing agreement,

         - upon Dura's exercise of the option for Albuterol Spiros, a worldwide, exclusive, royalty-free, irrevocable, perpetual license to the program technology to develop, manufacture and commercialize Albuterol Spiros,

         - upon Dura's exercise of the product option, a worldwide, exclusive, royalty-free, irrevocable, perpetual license to the program technology to develop, manufacture and commercialize sell the Spiros product for which the option is exercised, and

         - a worldwide, exclusive, royalty-free, irrevocable, perpetual license to the program technology, including technology relating to enhancements to the existing Spiros technology or any next generation inhaler system, to develop, manufacture and commercialize products other than the Spiros products, including products that compete with the Spiros products.

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

We have agreed to indemnify Dura against specified third party claims, including patent infringement claims, relating to our use of the program technology or breach of the technology agreement, development agreement or manufacturing and marketing agreement. Dura agreed to indemnify us against specified third party claims, including patent infringement claims, relating to Dura's use of the program technology, performance of development or breach of the three main agreements with Dura.

Prior to the expiration of the purchase option, without Dura's prior written consent we cannot:

         - license, sublicense, encumber or otherwise transfer any rights in the program technology;
         -        make, use or sell any of the program technology; or
         - authorize, cause or assist in any way any other person to do any of the above.

Following the expiration or termination of the purchase option, these limitations will cease to be applicable. Thereafter, we will have the right to license, sublicense, encumber or otherwise transfer the program technology for use with any Spiros products that have not been acquired by Dura through the exercise of either product option. Dura may assign its rights and delegate its obligations under the technology agreement only to an affiliate of Dura, selected successors of Dura or selected persons that acquire substantially all of Dura's assets.

The technology agreement will remain in full force and effect indefinitely, unless terminated by mutual agreement of the parties or Dura's exercise of the purchase option. Either Dura or we may terminate the technology agreement prior to its expiration if the other party:

         - breaches any material obligation under the technology agreement or the development agreement, which breach continues for a period of 60 days after written notice of such breach;

         - enters into any voluntary proceeding in bankruptcy, reorganization or an arrangement for the benefit of its creditors, or its Board of Directors or stockholders authorize such action; or

         - fails to dismiss any such proceeding within 60 days after the same is involuntarily commenced.

If we terminate the technology agreement, our license to use the program technology will continue, except with respect to any Spiros products that have been previously acquired by Dura through exercise of the product options. We will be free to enter into arrangements with third parties to research, develop and commercialize the Spiros products. If Dura terminates the technology agreement:

         - our license to use the core Spiros technology under the technology agreement will terminate;
         - all of our rights to the program technology will revert to Dura; and

         - all rights to develop, use and sell the Spiros products will revert to Dura.

Both parties will use reasonable efforts for a period of 120 days after the technology agreement is terminated by Dura to reach agreement on royalties and other compensation to be paid to us by Dura, solely with respect to the Spiros products and the program technology. In the absence of such agreement, the matter will be submitted to binding arbitration. Upon termination of the technology agreement by us, we may not be able to make alternative arrangements for the research, development and commercialization of some or all of the Spiros products.

ALBUTEROL AND PRODUCT OPTION AGREEMENT

We entered into the albuterol and product option agreement with Dura under which Dura may obtain the assets related to Albuterol Spiros and the assets related to the other option product.

The assets related to the product acquired under this agreement include:

         -        the relevant Spiros product;

         -        the compound as formulated for use in the product;

         - a perpetual, sublicensable, non-exclusive, royalty-free license to the technology owned, developed, or acquired by Dura during the term of the development agreement applicable to the product for use solely with the product; and

         - all applications and documents filed with the FDA or a foreign regulatory authority to obtain regulatory approval to commence commercial sale or use of the product.

The option to acquire Albuterol Spiros is currently exercisable and ends on the earlier of 360 days after receipt of FDA approval to market Albuterol Spiros or the date Dura ceases to manufacture or market Albuterol Spiros in accordance with the terms of the manufacturing and marketing agreement.

Upon exercise of the option to acquire Albuterol Spiros, Dura will make a single payment to us in cash equal to the aggregate purchase option exercise price, assuming acquisition of all shares of callable common stock in December 2001, multiplied by a fraction, the numerator of which will equal the development and commercialization costs and expenses incurred by us in connection with the development and commercialization of Albuterol Spiros and the denominator of which will equal the funds available for development of Spiros products. Proceeds, if any, from the exercise of any product option are excluded.

The other product option is currently exercisable with respect to each other Spiros product and ends 90 days after receipt of FDA approval to market such Spiros product. This option may only be exercised with respect to a single Spiros product.

Upon exercise of the other product option, Dura will make a single payment to us in cash equal to 110% of the aggregate purchase option exercise price, assuming acquisition of all shares of callable common stock in December 2001, multiplied by a fraction, the numerator of which will equal the development and commercialization costs and expenses incurred by us in connection with the development of such product and the denominator of which will equal the funds available for development of Spiros products. Proceeds, if any, from the exercise of any product option are excluded.

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

DEVELOPMENT AGREEMENT

We entered into a development agreement with Dura under which Dura agreed to use commercially reasonable efforts to develop the Spiros products and to make other development expenditures. Dura will furnish all labor, supervision, services, supplies, and materials necessary to perform the development.

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

Dura will conduct the development in accordance with an annual workplan and budget. Dura provides us with annual workplans and budgets, which are subject to approval and acceptance by our board of directors. Dura must report any significant deviations from an annual workplan and budget in a timely manner. Further, our reimbursement for expenditures to Dura may not exceed in any calendar year 120% of the amount allocated in the applicable annual workplan and budget, unless otherwise approved by us. Our current development plan and budget for 2000 are expected to result in expending all cash during the second half of the year. The development plan and budget for the second half of 2000 are subject to change, in the event the merger with Dura is not completed, as described under "Overview."

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

Either company may terminate the development agreement prior to its expiration if the other party:

         - breaches any material obligation under the technology agreement or the development agreement, which breach continues for a period of 60 days after written notice thereof;
         - enters into any voluntary proceeding in bankruptcy, reorganization or an arrangement for the benefit of its creditors, or its Board of Directors or stockholders authorize such action; or
         - fails to dismiss any such proceeding within 60 days after the same is involuntarily commenced.

Dura's obligation to perform development work under the development agreement will terminate when we have cash or cash equivalents of less than $5 million. We project this to occur during the second half of 2000 based on our current development program. Dura may elect to provide additional funding for the development of the Spiros products in its sole discretion.

Dura may assign its rights and delegate its obligations under the development agreement only to an affiliate of Dura, selected successors of Dura or selected persons that acquired substantially all of the assets of Dura. We may not assign our rights or delegate our obligations under the agreement.

MANUFACTURING AND MARKETING AGREEMENT

We entered into a manufacturing and marketing agreement with Dura under which we granted to Dura an exclusive, worldwide license to manufacture and market the Spiros products. Dura will pay us on a quarterly basis a royalty of 7% of the net sales of each Spiros product. The royalty begins upon receipt of FDA approval to market such product. Prior to the expiration of the option to acquire assets related to Albuterol Spiros, no royalty payment is due with respect to net sales of Albuterol Spiros.

Under this agreement, Dura agreed to use diligent efforts to commence sales of each Spiros product promptly upon receiving FDA approval for such product. Dura will be responsible for maintaining competent, qualified sales personnel, and agreed not to make any representations inconsistent with the approved labeling of each Spiros product.

"Net sales" for purposes of this agreement and the technology agreement is defined as the gross amount invoiced for sales of the Spiros products by Dura or its sublicensees, if any, to third parties less:

         -        discounts actually allowed;
         - credits for claims, allowances, retroactive price reductions or returned Spiros products;
         - prepaid freight charges incurred in transporting Spiros products to customers;
         - sales taxes and other governmental charges actually paid in connection with the sales, but excluding income taxes; and
         - royalty obligations paid to the inventor of some aspects of the Spiros technology.

Net sales will not include sales between or among Dura, its affiliates and its sublicensees unless such sales are for end use rather than for purposes of resale.

This agreement will terminate upon the exercise or termination of the purchase option or by mutual agreement of the parties at any time. In the event Dura exercises either product option, this agreement will terminate with respect to relevant product, but will otherwise continue in full force and effect.

SERVICES AGREEMENT

We entered into a services agreement with Dura. Dura provides specified management and administrative services to us, performed either internally or externally on our behalf, at the rate of $100,000 per calendar quarter. This agreement terminates on the earlier of the exercise of the purchase option or 12 months after expiration of the purchase option.

SPECIAL COMMON STOCK

There are currently 1,000 shares of our special common stock issued, all of which are held by Dura. The special common stock does not confer on its holder the right to vote at any meeting of our stockholders except as required by law or as described in the next paragraph. The holder of special common stock is entitled to elect two of our directors. In the event we are dissolved, our callable common stock has a priority over the special common stock with respect to return of capital. The special common stock is not otherwise entitled to participate in any way in our profits or assets. We do not presently intend to issue any additional shares of special common stock.

Until the expiration of the purchase option, no resolution or act of us or our board of directors to authorize or permit any of the following will be effective without the prior written approval of the holders of a majority of the outstanding special common stock:

         - the allotment or issue of shares or other securities of us or the creation of any right to such an allotment or issue;
         -        the reduction of our authorized capital stock;
         - the alteration of or any change to the rights, powers, preferences and restrictions of the special common stock;
         - outstanding borrowings of an aggregate of more than $1 million at any one time;
         - the sale or other disposition of or the creation of any lien or liens on the whole or a material part of our business or assets;
         - the declaration or payment of dividends or the making of any other distributions to our stockholders;
         - the merger, consolidation or reorganization of us with or into any other corporation;
         - the sale, liquidation or other disposition of all or substantially all of our assets;
         - the alteration or amendment of Articles IV or VII of our certificate of incorporation; and
         -        the adoption, amendment or repeal of our bylaws.

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

COMPETITION

There are at least 10 companies currently involved in the development, marketing or sales of single and/or multiple dose dry powder pulmonary drug delivery systems. Many of these companies, which include large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than ours, are engaged in developing, marketing and selling products that compete with our proposed products. In addition, Dura may develop or acquire products, which may compete with Spiros products. Further, other products now in use or under development by others may be more effective than our current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than we are able. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of our products. We believe that competition among both prescription pharmaceuticals and pulmonary delivery systems will be based on, among other things, product efficacy, safety, reliability, availability and price.

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

PATENTS AND PROPRIETARY RIGHTS

Dura presently holds 12 U.S. patents and 13 U.S. patent applications relating to the Spiros technology to be further developed by us. The issued patents include a patent with claims covering the use in Spiros of an impeller to create an aerosol cloud of a drug intended for inhalation, which expires in 2011. Dura has also filed certain continuations in part and foreign patent applications relating to Spiros. All of the above patents and patent applications, relating to the Spiros technology, together with their respective continuations in part and foreign patent applications, have been licensed to us for specified users under the technology agreement. Until the expiration or termination of the purchase option, Dura is required to file patent applications, at our expense, with respect to inventions included in our technology. Dura will be the owner, while we will be the exclusive licensee for use with the Spiros products of any patents included in our technology. Our success will therefore depend in part upon the ability of Dura or us, as the case may be, to obtain strong patent protection both in the United States and other countries.

On our behalf, Dura's scientists have recently invented a new technology for forming aerosols from powder formulations. This new technology builds on earlier work with Spiros and its aerosol delivery system, using a motorless inhaler system which can use existing powder storage systems or new unit dose systems. Broad patent coverage is being sought for this new technology.

We consider the protection of discoveries in connection with our development activities important to our business. We intend to seek patent protection in the U.S. and selected foreign countries where deemed appropriate. Dura has also filed foreign patent applications relating to selected aspects of Spiros technology.

We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop our competitive position. For a discussion of risks related to our intellectual property rights, see "Risks and Uncertainties" below.

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

To obtain FDA approval for each of the Spiros products, Dura, on our behalf, must conduct each of the following steps and possibly others:

         -        laboratory and possibly animal tests;
         - the submission to the FDA of an investigational new drug, or IND, application, which must become effective before human clinical trials may commence;
         - adequate and well-controlled human clinical trials to establish safety and efficacy;
         -        the submission of an NDA to the FDA for marketing approval;
                  and
         - FDA approval of the NDA prior to any commercial sale or shipment.

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

Clinical trials involve the administration of the pharmaceutical product to healthy volunteers or to patients identified as having the condition for which the pharmaceutical agent is being tested. The pharmaceutical product is administered under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practice and protocols previously submitted to the FDA as part of the IND application that detail the objectives of the study, the parameters used to monitor safety and the efficacy criteria evaluated. Each clinical study is conducted under the auspices of an independent Institutional Review Board, or IRB, at the institution at which the study is conducted. The IRB considers, among other things, the design of the study, ethical factors, the safety of the human subjects and the possible liability risk for the institution.

Clinical trials for new products are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the pharmaceutical into healthy human volunteers, the emphasis is on testing for safety and adverse effects, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to determine the initial efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effect and safety risks. Once a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to more fully evaluate clinical outcomes. The FDA reviews both the clinical plans and the results of the trials and may require the study to be discontinued at any time if there are significant safety issues.

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

RESEARCH AND DEVELOPMENT EXPENSES

We incurred research and development expenses for the period from September 23, 1997 (date of incorporation) through December 31, 1997, and the years ended December 31, 1998 and 1999, of $7.0 million, $50.8 million, and $59.2 million, respectively.

HUMAN RESOURCES

We have no employees. Our officers, Dr. David S. Kabakoff, Chairman, President and Chief Executive Officer, Erle T. Mast, Vice President and Chief Financial Officer, and John R. Cook, Secretary, are employees of Dura.

RISKS AND UNCERTAINTIES

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

WE MAY NOT HAVE SUFFICIENT FUNDS TO COMPLETE THE DEVELOPMENT OF ANY SPIROS PRODUCT.

Based on our current development plan and budget for the Spiros projects, we expect to expend all of our existing funds in the second half of 2000. As a result, we do not believe that our current available funds will be adequate to complete the development or regulatory review process for any of the Spiros products. Until the expiration of Dura's purchase option, we are significantly restricted from raising additional funds without Dura's consent. While Dura may, at its sole option, provide funds for further development of the Spiros products or provide additional cash to us through the exercise of the albuterol or product purchase options, it is not obligated to do so. Dura may not have adequate information available to it when our funds are depleted to make a decision on the exercise of the albuterol or product option. If the purchase option or either the albuterol or product options is not exercised by Dura, and the merger agreement is not completed, we would have to raise substantial funding while hiring, or otherwise obtaining access to, research and management personnel to perform the work now performed by Dura. We may not be successful in doing any of these tasks.

DURA MAY NOT EXERCISE ITS OPTIONS.

In the event the merger with Dura is not completed, Dura is not obligated to exercise its stock purchase option, the albuterol purchase option or the second product purchase option, and it will exercise these options only if Dura's Board of Directors determines that it is in Dura's best interest to do so. Even if the Spiros products are developed and approved, if Dura does not exercise any of its options, we will be required to find alternative ways to commercially market or exploit the Spiros products. We may not be able to do so. If we attempt to develop or market the Spiros products ourselves, we will require substantial additional funds. We may not be able to raise funds when needed. Similarly, if we elect to license the Spiros products to third parties, such arrangements, if available, may be on terms less favorable to us than the terms of our arrangements with Dura.

BEFORE WE CAN MARKET ANY SPIROS PRODUCT, WE WILL HAVE TO OBTAIN REQUIRED GOVERNMENTAL APPROVALS, WHICH IS NOT ASSURED.

The development, testing, manufacturing and marketing of pharmaceutical products are subject to extensive regulation by governmental authorities, including the FDA. The FDA must approve each Spiros product before that product can be manufactured or marketed for commercial sale. Failure to obtain such approvals could result in Dura not exercising its purchase option for our callable common stock. The review and approval process mandated by the FDA is very rigorous, requiring extensive preclinical and clinical testing as well as determining manufacturing capability and product performance. None of the products currently in development may ever be approved by the FDA.

WE ARE DEPENDENT ON DURA FOR ALL ACTIVITIES IN THE DEVELOPMENT OF SPIROS
PRODUCTS.

We do not have manufacturing or marketing capabilities. We and Dura will determine specified activities to be undertaken under the development agreement. In all events Dura will have substantial influence over all activities and procedures, including the timing and priorities of these activities and procedures, to be undertaken under our agreements with Dura. Dura has no obligation to complete any development or other activity after all of our funds have been spent. Dura's own projects and other third party projects may compete for time and resources with our projects. The resources that Dura uses for our projects may therefore be limited.

Under our agreements with Dura, we are obligated to use only Dura's facilities for manufacturing in the U.S. during the term of the manufacturing and marketing agreement. Dura has the right to use contract manufacturers and currently plans to rely on third parties to manufacture certain components of Spiros. Dura's facilities or those of its contract manufacturers may not be adequate for our needs. In addition, Dura or its contract manufacturers may require additional FDA approvals prior to commencing manufacturing of Spiros products. The Spiros products may not be manufacturable, whether by Dura or a contract manufacturer, on a commercial scale, for commercially reasonable cost or on a timely basis. We have no experience in sales, marketing or distribution. Under the manufacturing and marketing agreement, Dura has exclusive worldwide marketing rights to the Spiros products. Dura's sales and marketing force may not be able to establish commercially successful sales and distribution capabilities for the Spiros products.

DURA WILL NEED TO SIGNIFICANTLY EXPAND ITS MANUFACTURING CAPABILITY AND COMPLY WITH GOVERNMENT REGULATIONS BEFORE IT CAN MANUFACTURE ANY SPIROS PRODUCTS ON OUR BEHALF.

If Dura or other third parties are not successful in attaining acceptable manufacturing quality levels or meeting regulatory requirements, our ability to commercialize the Spiros products will be adversely affected. Dura will need to significantly expand its current manufacturing operations and comply with regulations prescribed by various regulatory agencies to achieve the quality and required levels of production of our products to obtain marketing approval. In addition, Dura's manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with current good manufacturing practice requirements prescribed by the FDA and the State of California. Any third parties used in manufacturing Spiros will be required to significantly scale up their activities and to produce components which meet applicable specifications on a timely and consistent basis.

THE PHARMACEUTICAL INDUSTRY IS EXTREMELY COMPETITIVE.

Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than ours, are engaged in developing, marketing and selling products that compete with those that we plan to offer. Our failure to effectively respond to the competitive pressures of our industry would have an adverse effect on our ability to effectively sell our products. The selling prices of such products typically decline as competition increases. Further, other products now in use or under development by others may be more effective than our current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than us. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of our products.

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

POTENTIAL COMPETITION FROM DURA MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

Dura is engaged in ongoing licensing and development of new products. While Dura has exclusively licensed to us the rights to develop, manufacture and commercialize the specified Spiros products, Dura is not prohibited from developing other products using Spiros, including those products that may compete with our Spiros products, or from in-licensing or acquiring products that may compete with the Spiros products. Dura's activities may lead to the development, in-licensing or acquisition of products that compete with our Spiros products. It is possible that Dura's rights with respect to such competitive products could reduce Dura's incentive to exercise the albuterol option, the other product option or the stock purchase option.

DURA HAS THE ABILITY TO LIMIT SPECIFIED ACTIVITIES.

Until the expiration of the purchase option, Dura must approve specified activities, including:

         -        issuing our securities;
         - borrowing an aggregate of more than $1 million at any one time;
         -        selling a material part of our business or assets;
         - declaring or paying dividends or making any other distributions to our shareholders;
         -        merging or consolidating with any other corporation; and
         -        adopting, amending or repealing our bylaws.

Accordingly, Dura could preclude our shareholders and board of directors from taking any of these actions prior to the expiration of the purchase option. Dura, as holder of all of our outstanding special common stock, may transfer or sell all, but not less than all, of its shares. As a result, an unrelated third party may acquire rights associated with the special common stock, including the rights discussed in this section and the right to exercise the albuterol option, the product option and the purchase option. An acquiror of the special common stock may not have the same financial resources or development, manufacturing or marketing capabilities as Dura, which may reduce the likelihood of the exercise of the albuterol option, the other product option or the stock purchase option.

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

OUR STOCK PRICE IS VOLATILE.

The market prices for securities of emerging companies, including ours, have historically been highly volatile. Future announcements concerning us or our competitors may have a significant impact on the market price of our callable common stock. Such announcements might include:

-        financial results;

- the results of clinical testing or other developments with our competitors' products;

-        regulatory developments;

-        technological innovations;

-        new commercial products;

-        changes to government regulations;

-        regulatory decisions on commercialization of products;

-        developments concerning proprietary rights;

-        litigation or public concern as to safety of our products; or

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
                  MATTERS

The following table sets forth the high and low sale prices of our units, of which our callable common stock was a part through December 31, 1999, as reported on the Nasdaq National Market, without retail mark-up, mark-down, or commissions, for the last two years by quarter. Each unit consisted of one share of our callable common stock and a warrant for Dura common stock. As of January 1, 2000, the callable common stock and the warrant began trading publicly as separate securities.

                                        Units

                                  High           Low
                                  ----           ---
1998
First Quarter                    $19.00        $13.75
Second Quarter                   $17.38        $15.88
Third Quarter                    $17.00         $9.38
Fourth Quarter                   $11.75         $6.63

1999
First Quarter                    $10.38         $8.13
Second Quarter                   $10.63         $8.38
Third Quarter                     $9.00         $6.50
Fourth Quarter                    $8.25         $4.38


At March 1, 2000, the closing price of our callable common stock was $12.50. At March 1, 2000 there were approximately 1,000 beneficial holders of record of our callable common stock and one holder of record of special common stock.

We have not paid any dividends on our callable common stock and do not expect to do so in the foreseeable future. Holders of our callable common stock are entitled to receive any such dividends as may be recommended by the board of directors and approved by the holder of the special shares. The special common stock is not entitled to receive dividends.

On December 22, 1997, we and Dura completed an initial public offering of 6,325,000 units. Each unit consisted of one share of our callable common stock and one warrant to purchase one-fourth of one share of Dura common stock, pursuant to a registration statement on Form S-1/S-3 (No. 333-37673/37673-01). The registration statement was declared effective on December 16, 1997. The net proceeds from the offering were invested in cash, cash equivalents and short-term investments. As of December 31, 1999, we have used $97.7 million of our cash, cash equivalents and short-term investments, all of which has been paid to Dura, for our operating activities and have $64.2 million of working capital.

ITEM 6.           SELECTED FINANCIAL DATA

The following data has been derived from our audited financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 and our financial statements and related notes in Item 8.

                      (In thousands, except per share data)

                            September 23, 1997                                                September 23, 1997
                                 (date of                                                          (date of
                              incorporation)                                                    incorporation)
                                 through               Year ended           Year ended              through
                              December 31,            December 31,         December 31,          December 31,
                                   1997                   1998                 1999                  1999
                            ------------------       --------------        ------------       ------------------
Total revenues               $       222             $       8,239         $     5,341         $    13,802
Net loss                     $    (6,924)            $     (43,793)        $   (55,064)        $  (105,781)
Net loss per share:
   basic and diluted         $     (1.09)            $       (6.92)        $     (8.71)        $    (16.72)

                               December 31,           December 31,         December 31,
                                   1997                   1998                 1999
                             ---------------         ---------------       ---------------
Total assets                 $       170,506         $       123,796       $        71,139
Total liabilities            $         8,425         $         4,878       $         6,893


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Spiros Development Corporation II, Inc. was incorporated in the state of Delaware on September 23, 1997 for the purpose of continuing the development of Spiros-Registered Trademark-, a dry powder pulmonary drug delivery system, and to conduct formulation work, clinical trials and commercialization for certain specified leading asthma and chronic obstructive pulmonary disease drugs for use with Spiros-Registered Trademark-. We commenced operations on December 22, 1997.

On December 22, 1997, we and Dura completed an initial public offering of 6,325,000 units, each unit consisting of one share of our callable common stock and one warrant to purchase one-fourth of one share of Dura common stock at a price of $54.84 per share. The offering resulted in net proceeds to us of approximately $94 million. Concurrently, Dura contributed $75 million to us. We expect to pay to Dura substantially all funds from the offering and the $75 million contribution from Dura and interest earned on these funds for the development and commercialization of Spiros and the use of Spiros with specified drugs under our various agreements with Dura described in Item 1 "Business" above.

In March 2000 we entered into a merger agreement with Dura. Under the agreement, for each share of our callable common stock our shareholders will receive $13.25 in cash and one five-year warrant to purchase a fractional share of Dura's common stock at $17.94 per share, which represents a 25% premium over the average closing price of Dura's common stock for the ten trading days prior to the date of the merger agreement. The exact fraction of a share of Dura's common stock purchasable under the warrant will be determined based on the average closing price of Dura's common stock for the ten trading days prior to the vote of our shareholders on the merger and will result in a calculated Black-Scholes value for each warrant of between $3.22 and $1.81 using an agreed upon volatility of 65% based on recent volatility of Dura's common stock. Based on the market price of Dura's common stock used to calculate the exercise price of the warrant, the total consideration for the merger as of the date of the merger agreement was calculated to be $100.8 million, or $15.75 per share of callable common stock. Closing of the transaction is subject to Hart-Scott-Rodino clearance, effectiveness of the registration statement for Dura's warrants, and our shareholder approval. We and Dura have received voting agreements in favor of the merger from holders of approximately 22% of our outstanding callable common stock. A special committee of independent members of our board, formed in December 1999 to evaluate our strategic alternatives, has approved the merger agreement and is recommending that our shareholders approve the merger. We expect to deliver a proxy statement describing the terms of the merger agreement in greater detail to our shareholders in the near term.

Our current development plan and budget for 2000 are expected to result in expanding all of our cash during the second half of the year. The development plan and budget for the second half of 2000 are subject to change in the event the merger with Dura is not completed.

In the event the merger is not completed, Dura, as holder of 100% of the outstanding shares of our special common stock, still has an irrevocable option to purchase all, but not less than all, of the issued and outstanding shares of our common stock at predetermined prices. Dura may exercise the purchase option at any time through the earlier of:

-        December 31, 2002;

- the 90th day after the date we provide Dura with our quarterly financial statements showing cash or cash equivalents of less than $5 million, although Dura may extend such period by providing additional funding for the continued development of Spiros, but in no event beyond December 31, 2002; or

- upon termination the technology license, development, or the manufacturing agreements with Dura.

The purchase option exercise price per share was $24.01 through December 31, 1999, and increases on a quarterly basis to $45.95 per share through December 31, 2002. The purchase price may be paid, at Dura's discretion, in cash, shares of Dura common stock, or any combination thereof.

In December 1997, we entered into a technology license agreement with Dura. Dura granted us an exclusive, worldwide, perpetual royalty-bearing license to use technology owned by Dura relating to the use of Spiros with the asthma and COPD drugs albuterol, beclomethasone, ipratropium, budesonide, and a combination of albuterol and ipratropium. We also executed a series of agreements with Dura, which provide for the development, marketing, and manufacturing of Spiros with specified compounds and for the provision of general and administrative services by Dura. Since Dura conducts all of our current activities under these agreements, we do not maintain any research staff or occupy any research facilities.

RESULTS OF OPERATIONS

We incurred net losses of $43.8 million and $55.1 million for the years ended December 31, 1998 and 1999, respectively. For 1998 and 1999, research and development costs totaled $50.8 million and $59.2 million, respectively, and general and administrative expenses totaled $1 million and $1.2 million, respectively. The research and development expenses were for Spiros-related activities performed by Dura under agreements with us. Our interest income for 1998 and 1999 totaled $8.2 million and $5.3 million, respectively. The decline results from lower balances of cash and short-term investments during 1999 versus 1998. We expect our interest income to continue to decrease in 2000 as our funds are used to continue the development of the Spiros products.

We commenced operations in December 1997 and incurred a net loss of $6.9 million for the period ended December 31, 1997 on research and development expenses of $7 million. The lower amount of revenues and expenses in 1997 reflect the fact that our operations commenced that year.

LIQUIDITY AND CAPITAL RESOURCES

Our initial capitalization totaled $169 million, consisting of net proceeds from our initial public offering of approximately $94 million and a $75 million contribution from Dura. At December 31, 1999, we had cash, cash equivalents, and short-term investments totaling $71 million and working capital totaling $64.2 million, a decrease of $52.6 million and $54.7 million, respectively, from December 31, 1998. Our existing working capital and expected interest income will not be sufficient to fund our cash requirements through December 31, 2000. Based on our current development plan and budget for the Spiros products, we expect to expend all of our existing cash during the second half of 2000. Further, we do not believe that our existing funds will be sufficient to complete the development of any Spiros product. In the event the merger with Dura is not consummated, the use of our existing funds will require Dura to consider whether to exercise its option to purchase our callable common stock under the contractual terms, which it may not be prepared to do at that time. Until the expiration of Dura's option, we are restricted from raising additional funds without Dura's consent. While Dura may, at its sole option, provide funds for further development of the Spiros products or infuse additional capital into us through the exercise of Dura's product purchase options, it is not obligated to do so. If Dura fails to provide additional funding, we will explore the other strategic alternatives available to us, including liquidation, sale to a third party, or licensing of the technology. There can be no assurance that any of these alternatives will be successful.

As noted above, in March 2000, we entered into a definitive merger agreement with Dura for the acquisition by Dura of all the outstanding shares of our callable common stock. Under the merger agreement, Dura will purchase each share of callable common stock for $13.25 in cash plus one five-year warrant to purchase a fractional share of Dura common stock at $17.94 per share. Closing of the acquisition is subject to approval by our stockholders.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 23, 2000, we engaged Ernst & Young LLP as our independent accountants to audit our financial statements in place of Deloitte & Touche LLP (the "Former Accountants"). The decision to change accountants was approved by our Board of Directors and by our Audit Committee.

During the period ended December 31, 1999, and the subsequent period through February 23, 2000, there were no disagreements or reportable events between the Former Accountants and us on any matter relating to accounting principles or practices, financial statement disclosure, or auditing scope or procedures. In addition, the Former Accountants' report on our financial statements for the year ended December 31, 1998, and the periods September 23, 1997 (date of incorporation) through December 31, 1997 and 1998, contained no adverse opinions or disclaimers of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

CAM L. GARNER, 51, has served as Chairman of the Board of Dura, a specialty respiratory pharmaceutical company, since 1995, as Chief Executive Officer since 1990 and as President from 1990 until 1998. He joined Dura in 1989 as Executive Vice President. From 1987 to 1989, he served as President of Syntro Corporation, a biotechnology company. He has served as a director since our formation in 1997. Mr. Garner currently serves as a director of Dura, CardioDynamics International Corporation, a manufacturer of medical devices, and Nanogen, Inc., a biotechnology company.

DAVID S. KABAKOFF, PH.D., 52, has served as Chairman, Chief Executive Officer, President and a director since our formation in 1997. He joined Dura in 1996 as Executive Vice President and a director, and he was named President, Dura Technologies in 1998. From 1989 to 1996, Dr. Kabakoff was employed by

Corvas International, Inc., a biopharmaceutical company, and served in a number of capacities during that time period, including Chief Executive Officer, President, Chief Operating Officer and Chairman.

SOL LIZERBRAM, RPH., D.O., 52, has served as Chairman of HealthFusion.com (formerly Total Business Internet Connectivity), a healthcare communication company, since 1998. Prior to joining Total Business, Dr. Lizerbram was a co-founder of FPA Medical Management, Inc., a physician practice management company, and served as Chairman of FPA from 1993 through 1998. FPA filed a petition under the Federal bankruptcy laws in 1998. Dr. Lizerbram was first elected a director in 1998 and currently serves as a member of our Audit and Special Committees.

WILLIAM H. RASTETTER, PH.D., 51, has served as Chairman of IDEC Pharmaceuticals Corporation, a pharmaceutical company, since 1996 and as President and Chief Executive Officer since 1986. He served as Chief Financial Officer of IDEC from 1988 to 1993. From 1984 to 1986, he was Director of Corporate Ventures at Genentech, Inc. and from 1982 to 1984, he served in a scientific capacity at Genentech, directing the Biocatalysis and Chemical Sciences groups. Dr. Rastetter was first elected a director in 1998 and currently serves as a member of our Audit and Special Committees.

ALAIN B. SCHREIBER, M.D., 44, has served as President and Chief Executive Officer and a director of Vical, Inc., a pharmaceutical company, since 1992. Prior to joining Vical, Dr. Schreiber held various executive level positions at Rhone-Poulenc Rorer Inc., a pharmaceutical company, from 1985 to 1992, most recently as Senior Vice President of Discovery Research. From 1982 to 1985, he served as Biochemistry Department Head at Syntex Research. Dr. Schreiber was first elected a director in 1998 and currently serves as a member of our Audit and Special Committees.

IDENTIFICATION OF EXECUTIVE OFFICERS

         Our executive officers are:

         NAME                               AGE               POSITION HELD
         ----                              ----               -------------
         David S. Kabakoff                  52               Chairman, President, Chief Executive Officer and director

         Erle T. Mast                       37                Vice President and Chief Financial Officer


DR. KABAKOFF is a director. See "Identification of Directors" for a discussion of his business experience.

ERLE T. MAST has served as our Vice President and Chief Financial Officer since our formation in 1997. Mr. Mast also has served as Vice President, Finance of Dura since 1997. From 1984 through 1997, Mr. Mast served in various positions at Deloitte & Touche LLP, an accounting and consulting firm, most recently as a partner, where he specialized in providing accounting, auditing and business consulting services to companies in various industries, including the healthcare and life science industries. He has been a Certified Public Accountant in California since 1986.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and holders of more than 10% of our callable common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during fiscal year 1999, our executive officers, directors and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5 provided to us and the written representations of our executive officers, directors and 10% stockholders.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides summary information concerning compensation earned by our Chairman, President and Chief Executive Officer and our only other executive officer (collectively, the "Named Executive Officers") for services rendered to us in all capacities for fiscal years ended December 31, 1999, 1998 and 1997. We were formed in September 1997. Our Named Executive Officers are also employees of Dura and, except as set forth in the table, received no other compensation from us.

                           SUMMARY COMPENSATION TABLE

                                                 Long-Term
                                                Compensation
                                                  Awards
                                         ---------------------------
                                                 Number of
                                                Securities
          Name and                              Underlying
     Principal Position         Year           Options/SARs
     ------------------         ----           ------------
David S. Kabakoff               1999                 0
Chairman, President and         1998                 0
Chief Executive Officer         1997              71,000

Erle T. Mast                    1999                 0
Vice President and              1998                 0
Chief Financial Officer         1997              22,000


STOCK OPTIONS

No stock options or stock appreciation rights were granted under our 1997 Stock Option Plan to our Named Executive Officers in the fiscal year ended December 31, 1999.

OPTION EXERCISES AND HOLDINGS

The following table provides information, with respect to our Named Executive Officers, concerning unexercised options held under our Stock Option Plan as of December 31, 1999. No options were exercised during the 1999 fiscal year. Value is defined as market price of our callable common stock at fiscal year end less exercise price. As of December 31, 1999, our callable common stock traded on the Nasdaq National Market as a component of units, consisting of our callable common stock and a warrant to purchase Dura common stock. The Unit market price at December 31, 1999 was $8.00 per share. We believe the fair market value of our Callable Common Stock on that date was $7.50 per share, based on estimated valuation of the warrant component of the units at $.50 per warrant. As of January 1, 2000, our callable common stock and the warrant separated and now trade independently.

                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END OPTION/SAR VALUES

                                            Number of Securities                    Value of Unexercised
                                           Underlying Unexercised                       In-the-Money
                                              Options/SARs at                          Options/SARs at
                                             December 31, 1999                        December 31, 1999
                                             -----------------                        -----------------

                    Name             Exercisable        Unexercisable         Exercisable         Unexercisable
                    ----             -----------        -------------         -----------         -------------
           David S. Kabakoff              0                71,000                  $0                  $0

           Erle T. Mast                   0                22,000                  $0                  $0


DIRECTOR COMPENSATION

We reimburse our directors for their out-of-pocket expenses incurred in attending meetings of our Board of Directors or any committee other than the Special Committee. The Special Committee of our Board was formed in December 1999 for the purpose of considering strategic alternatives available to us, including any proposed transaction with Dura and any other proposals, offers or expressions of interest in a possible business combination with us. Dr. Rastetter receives $16,000 for each month of service as chairman of the Special Committee. Drs. Lizerbram and Schrieber each receive $12,000 for each month of service as members of the Special Committee. In addition, directors may receive options under our Stock Option Plan in connection with their service on our Board, as determined at the discretion of our Board. There were no options granted to our directors under our Stock Option Plan during the 1999 fiscal year.

EMPLOYMENT CONTRACTS, SEVERANCE AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

We have not entered into any employment contracts, severance agreements and/or change of control agreements with our executive officers.

Each option granted under our Stock Option Plan becomes exercisable five years following the grant date. The option vesting accelerates in the event Dura exercises its stock purchase option to acquire all of our callable common stock. Our Stock Option Plan also provides for acceleration of outstanding options in the event of specified corporate transactions, including a merger, sale or change of control.

In March 2000, we entered into a definitive merger agreement with Dura for the acquisition by Dura of all of the outstanding shares of callable common stock. See "Management's Discussion and Analysis of Financial Condition and results of Operations."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We do not have a standing Compensation Committee as all matters are considered by our full Board of Directors. We have no insider relationships reportable under this item.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

The following are the only persons we know of to beneficially own more than 5% of our callable common stock or our special common stock as of March 1, 2000. Except as indicated in the footnotes to this table, the entities named in the table have sole voting and investment power with respect to all shares of callable common stock or special common stock shown as beneficially owned by them. Percentage of ownership is calculated under SEC Rule 13d-3(d)(1).


                                                                                             Number
                                                                              Number        of Shares      Percentage
    Title of                          Name and Address                       of Shares     Underlying      of Shares
     Class                           of Beneficial Owner                       Owned         Options      Outstanding
    --------                         -------------------                     ---------     -----------    -----------
    Callable        Dura Pharmaceuticals, Inc. (1)                               0          6,325,000          100%
    Common Stock    7475 Lusk Blvd.
                    San Diego, California  92121

    Callable        Funds managed by Farallon Partners, L.L.C. (2)           1,374,400          0             21.7%
    Common Stock    One Maritime Plaza, Suite 1325
                    San Francisco, California  94111

    Callable        Elan International Services, Ltd. (3)                      937,500          0             14.8%
    Common Stock    102 St. James Court
                    Flatts, Smiths FL04
                    Bermuda

    Callable        Lehman Brothers Holdings Inc. (4)                          441,400          0              7.0%
    Common Stock    3 World Financial Center, 24th Floor
                    New York, New York 10285

    Callable        HBK Investments, L.P. (5)                                  935,400          0             14.8%
    Common Stock    300 Crescent Court, Suite 700
                    Dallas, Texas  75201

    Special         Dura Pharmaceuticals, Inc. (1)                               1,000          0             100%
    Common Stock    7475 Lusk Blvd.
                    San Diego, California 92121

-------------------
(1) Pursuant to Amendment No. 2 to Schedule 13D dated February 14, 2000. Dura holds beneficially and of record all shares of our special common stock. Dura is also deemed, under the rules and regulations of the SEC, to be the beneficial owner of all of the outstanding shares of our callable common stock by virtue of its stock purchase option to acquire all of our callable common stock.
(2) Pursuant to Amendment No. 1 to Schedule 13D dated March 21, 2000. Such entities reported shared voting and dispositive power over the shares, and certain affiliates disclaim beneficial ownership. Certain Farallon entities entered into a Voting Agreement under which they agreed to vote in favor of the merger with Dura.
(3)    Pursuant to Schedule 13D dated March 12, 1998.
(4)    Pursuant to Amendment No. 1 to Schedule 13G dated December 31, 1998.
(5)    Pursuant to Schedule 13D dated February 15, 2000.

                        SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information regarding the ownership of our callable common stock as of March 1, 2000, by each director, by our Named Executive Officers and by our directors and executive officers as a group. The address for each beneficial owner listed below is 7475 Lusk Blvd., San Diego, California 92121. The persons named in the table have sole voting and investment power with respect to all shares of our callable common stock shown as beneficially owned by them, subject to community property laws, where applicable. Percentage of ownership is calculated under SEC Rule 13d-3(d)(1). Asterisk denotes ownership of less than 1%.

                                                         Number          Percentage
                                   Name                Of Shares         Of Shares
   Title of Class          of Beneficial Owner           Owned          Outstanding
   --------------          -------------------           -----          -----------
      Callable              Sol Lizerbram                  0                  *
      Common Stock

      Callable              William H. Rastetter           0                  *
      Common Stock

      Callable              Alain B. Schreiber             0                  *
      Common Stock

      Callable              Cam L. Garner                 18,250              *
      Common Stock

      Callable              David S. Kabakoff             10,660              *
      Common Stock

      Callable              Erle T. Mast                   1,050              *
      Common Stock

      Callable              Directors and executive       29,960              *
      Common Stock          officers as a group
                            (6 persons)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

See "Director Compensation" for a discussion of the formation of the Special Committee of our Board of Directors and fees payable to Drs. Lizerbram, Rastetter and Schreiber as members of the Committee.

Our officers and directors are indemnified under Delaware General Corporation Law and our Certificate of Incorporation and Bylaws to the fullest extent permitted under Delaware law. We have also entered into indemnification agreements with each of our officers and directors.

CERTAIN BUSINESS RELATIONSHIPS

Dr. Kabakoff currently serves as President, Dura Technologies, and Mr. Garner serves as Chairman and Chief Executive Officer of Dura. Under various agreements, we have engaged Dura to develop products to which we have rights, for use with Spiros-Registered Trademark-, a proprietary dry powder pulmonary drug delivery system. For fiscal year 1999, we incurred research and development expenses of $59.2 million for activities conducted under the agreements with Dura.

Dura has a purchase option which entitles it to purchase all, but not less than all, of our Callable Common Stock. The purchase option is exercisable at any time before December 31, 2002, which exercise period may be shortened or lengthened in certain circumstances. If the purchase option is exercised, the per share exercise price is $25.26 through March 31, 2000, and increases on a quarterly basis to $45.95 per share through December 31, 2002. The purchase option exercise price may be paid in cash or shares of Common Stock of Dura, or any combination of the foregoing, at Dura's sole discretion. Dura has no legal obligation to exercise the purchase option. Dura owns all of our issued and outstanding Special Common Stock which confers certain voting and other rights, including the right to elect two of our directors. In addition, Dura holds an option to acquire our exclusive rights for use of the Spiros-Registered Trademark- system with albuterol and with a second product other than albuterol. The purchase price for these options is payable in cash.

In March 2000 we entered into a merger agreement with Dura. Under the agreement, for each share of our callable common stock our shareholders will receive $13.25 in cash and one five-year warrant to purchase a fractional share of Dura's common stock at $17.94 per share, which represents a 25% premium over the average closing price of Dura's common stock for the ten trading days prior to the date of the merger agreement. The exact fraction of a share of Dura's common stock purchasable under the warrant will be determined based on the average closing price of Dura's common stock for the ten trading days prior to the vote of our shareholders on the merger and will result in a calculated Black-Scholes value for each warrant of between $3.22 and $1.81 using an agreed upon volatitility of 65% based on recent volatility of Dura's common stock. Based on the market price of Dura's common stock used to calculate the exercise price of the warrant, the total consideration for the merger as of the date of the merger agreement was calculated to be $100.8 million, or $15.75 per share of callable common stock. Closing of the transaction is subject to Hart-Scott-Rodino clearance, effectiveness of the registration statement for Dura's warrants, and our stockholder approval. We and Dura have received voting agreements in favor of the merger from holders of approximately 22% of our outstanding callable common stock. A special committee of independent members of our board, formed in December 1999 to evaluate our strategic alternatives, has approved the merger agreement and is recommending that our shareholders approve the merger. We expect to deliver a proxy statement describing the terms of the merger agreement in greater detail to our shareholders in the near term.

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

(a)  3.       EXHIBITS

         Exhibit No.     Description
(1)      3.1             Amended and Restated Certificate of Incorporation.

(1)      3.2             Amended and Restated Bylaws.

(2)      4.1             Purchase option held by Dura Pharmaceuticals, Inc. to
                         purchase all of the outstanding Callable Common Stock
                         of Spiros Corp. II (included in Exhibit 3.1).

         4.2             Certificate of Callable Common Stock.

(2)      4.3             Certificate of Special Common Stock.

(2)      10.1            Technology License Agreement dated December 22, 1997
                         between Spiros Corp. II, Dura Pharmaceuticals, Inc.,
                         Dura Delivery Systems, Inc. and Spiros Development
                         Corporation.

(2)      10.2            Development Agreement dated December 22, 1997 between
                         Spiros Corp. II and Dura Pharmaceuticals, Inc.

(2)      10.3            Albuterol and Product Option Agreement dated December
                         22, 1997 between Spiros Corp. II and Dura
                         Pharmaceuticals, Inc.

(2)      10.4            Manufacturing and Marketing Agreement dated December
                         22, 1997 between Spiros Corp. II and Dura
                         Pharmaceuticals, Inc.

(2)      10.5            Services Agreement dated December 22, 1997 between
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

(2)      10.7 +          Form of Notice of Grant of Stock Option.

(2)      10.8 +          Form of Stock Option Agreement.

(1)      10.9 +          Form of Indemnification Agreement between Spiros Corp.
                         II and each of its directors.

(1)      10.10 +         Form of Indemnification Agreement between Spiros Corp.
                         II and each of its



                         officers.

(3)      16.1            Letter from Deloitte & Touche LLP to the Securities
                         and Exchange Commission concerning its dismissal as th
                         registrant's principal accountant.

         23.1            Independent Auditors' Consent for Ernst & Young LLP

         23.2            Independent Auditors' Consent for Deloitte & Touche LLP

         24.1            Power of Attorney (See Signature page).

         27.1            Financial Data Schedule.

         (1)             Incorporated by reference to Spiros Corp. II's
                         Registration Statement on Forms S-1/S-3 (No.
                         333-37673/37673-01), filed on October 10, 1997, as
                         amended.

         (2)             Incorporated by reference to Spiros Corp. II's Form
                         10-K for the year ended December 31, 1997.
         (3)             Incorporated by reference to Spiros Corp. II's current
                         report on Form 8-K filed February 29, 2000.
         +               Management contract or compensation plan or arrangement.

 (b)     REPORTS ON FORM 8-K.

None.

SUPPLEMENTAL INFORMATION

The Annual Report on Form 10-K and proxy material will, if required, be furnished to our shareholders subsequent to the filing of this report and we will furnish such proxy material to the Securities and Exchange Commission at that time.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      MARCH 28, 2000               SPIROS DEVELOPMENT CORPORATION II, INC.
          --------------------

                                        By:   /s/ David S. Kabakoff
                                              -------------------------------
                                              David S. Kabakoff, Ph.D.
                                              Chairman, President and Chief
                                              Executive Officer

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


Signature                                                   Title                              Date
---------                                                   -----                              ----
 /s/  David S. Kabakoff                            Chairman, President and               March 28, 2000
---------------------------                       Chief Executive Officer                --------------
(David S. Kabakoff, Ph.D.)                     (Principal Executive Officer)

 /s/ Erle T. Mast                                     Vice President and                 March 28, 2000
---------------------------                        Chief Financial Officer               --------------
(Erle T. Mast)                            (Principal Financial and Accounting Officer)

/s/ Cam L. Garner                                         Director                       March 28, 2000
---------------------------                                                              --------------
(Cam L. Garner)

/s/ Sol Lizerbram                                         Director                       March 28, 2000
---------------------------                                                              --------------
(Sol Lizerbram, RPh., D.O.)

 /s/ Alain B. Schreiber                                   Director                       March 28, 2000
---------------------------                                                              --------------
(Alain B. Schreiber, D.O.)

/s/ William H. Rastetter                                  Director                       March 28, 2000
-------------------------------------                                                    --------------
(William H. Rastetter, Ph.D.)

                                  EXHIBIT INDEX
                                       TO
                                    FORM 10-K

         Exhibit No.     Description
         -----------     -----------
(1)      3.1             Amended and Restated Certificate of Incorporation.

(1)      3.2             Amended and Restated Bylaws.

(2)      4.1             Purchase option held by Dura Pharmaceuticals, Inc. to purchase all of the outstanding Callable Common Stock of Spiros Corp. II (included in Exhibit 3.1).

         4.2             Certificate of Callable Common Stock.

(2)      4.3             Certificate of Special Common Stock.

(2)      10.1            Technology License Agreement dated December 22, 1997 between Spiros Corp. II, Dura
                         Pharmaceuticals, Inc., Dura Delivery Systems, Inc. and Spiros Development
                         Corporation.

(2)      10.2            Development Agreement dated December 22, 1997 between Spiros Corp. II and Dura
                         Pharmaceuticals, Inc.

(2)      10.3            Albuterol and Product Option Agreement dated December 22, 1997 between Spiros
                         Corp. II and Dura Pharmaceuticals, Inc.

(2)      10.4            Manufacturing and Marketing Agreement dated December 22, 1997 between Spiros Corp.
                         II and Dura Pharmaceuticals, Inc.

(2)      10.5            Services Agreement dated December 22, 1997 between Spiros Corp. II and Dura
                         Pharmaceuticals, Inc.

(2)      10.6 +          1997 Stock Option Plan.

(2)      10.7 +          Form of Notice of Grant of Stock Option.

(2)      10.8 +          Form of Stock Option Agreement.

(1)      10.9 +          Form of Indemnification Agreement between Spiros Corp. II and each of its directors.

(1)      10.10 +         Form of Indemnification Agreement between Spiros Corp. II and each of its officers.

(3)      16.1            Letter from Deloitte & Touche LLP to the Securities and Exchange Commission
                         concerning its dismissal as the registrant's principal



                         accountant.

         23.1            Independent Auditors' Consent for Ernst & Young LLP

         23.2            Independent Auditors' Consent for Deloitte & Touche LLP

         24.1            Power of Attorney (See Signature page).

         27.1            Financial Data Schedule.

         (1)             Incorporated by reference to Spiros Corp. II's Registration Statement on Forms
                         S-1/S-3 (No. 333-37673/37673-01), filed on October 10, 1997, as amended.
         (2)             Incorporated by reference to Spiros Corp. II's Form 10-K for the year ended
                         December 31, 1997.
         (3)             Incorporated by reference to Spiros Corp. II's current report on Form 8-K filed
                         February 29, 2000.
         +               Management contract or compensation plan or arrangement.

                     SPIROS DEVELOPMENT CORPORATION II, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                            PAGE
Balance Sheets as of December 31, 1998 and 1999                                                              F-1

Statements of Operations for the Years Ended December 31, 1998 and 1999, and                                 F-2
  the Periods September 23, 1997 (Date of Incorporation) through December 31,
  1997 and 1999

Statement of Shareholders' Equity for the Period September 23, 1997 (Date                                    F-3
  of Incorporation) through December 31, 1999

Statements of Cash Flows for the Years Ended December 31, 1998 and 1999, and                                 F-4
  the Periods September 23, 1997 (Date of Incorporation) through December 31,
  1997 and 1999

Notes to Financial Statements                                                                                F-5

Independent Auditors' Report for the Year Ended December 31, 1999, and the                                   F-12
  Period September 23, 1997 (Date of Incorporation) through December 31, 1999

Independent Auditors' Report for the Year Ended December 31, 1998, and the                                   F-13
  Periods September 23, 1997 (Date of Incorporation) through December 31, 1997 and 1998

SPIROS DEVELOPMENT CORPORATION II, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
DECEMBER 31, 1998 AND 1999
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                               1998                  1999
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                 $20,535               $13,325
  Short-term investments                                                                    103,069                57,718
  Other current assets                                                                          192                    96
                                                                                          ---------               -------
           Total current assets                                                             123,796                71,139
                                                                                          ---------               -------

TOTAL                                                                                      $123,796               $71,139
                                                                                          ---------               -------
                                                                                          ---------               -------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Payable to Dura Pharmaceuticals, Inc.                                                      $4,597                $6,720
  Accrued liabilities                                                                           281                   173
                                                                                          ---------               -------
           Total current liabilities                                                          4,878                 6,893
                                                                                          ---------               -------
COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
  Special common stock, par value $1.00, 1,000 shares authorized, issued
    and outstanding                                                                               1                     1
  Callable common stock, par value $.001, 7,500,000 shares authorized;
    6,325,000 shares issued and outstanding                                                       6                     6
  Additional paid-in capital                                                                169,404               170,191
  Accumulated other comprehensive income (loss)                                                 224                  (171)
  Accumulated deficit                                                                       (50,717)             (105,781)
                                                                                          ---------               -------

           Total shareholders' equity                                                       118,918                64,246
                                                                                          ---------               -------

TOTAL                                                                                      $123,796               $71,139
                                                                                          ---------               -------
                                                                                          ---------               -------

See accompanying notes to financial statements.

SPIROS DEVELOPMENT CORPORATION II, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999, AND
THE PERIODS SEPTEMBER 23, 1997 (DATE OF INCORPORATION)
THROUGH DECEMBER 31, 1997 AND 1999
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         SEPTEMBER 23, 1997                                                SEPTEMBER 23, 1997
                                      (DATE OF INCORPORATION)                                               (DATE OF INCORPORATION)
                                             THROUGH               YEAR ENDED            YEAR ENDED                THROUGH
                                           DECEMBER 31,           DECEMBER 31,          DECEMBER 31,             DECEMBER 31,
                                               1997                   1998                  1999                     1999
                                           -----------            ------------          ------------       -----------------------
REVENUES:
  Interest income                               $222                 $8,239                $5,341                    $13,802
                                           -----------            ------------          ------------       -----------------------

EXPENSES (with related party, Note 5):
  Research and development                     7,040                 50,799                59,211                    117,050
  General and administrative                     106                  1,026                 1,194                      2,326
                                           -----------            ------------          ------------       -----------------------

           Total                               7,146                 51,825                60,405                    119,376
                                           -----------            ------------          ------------       -----------------------

LOSS BEFORE INCOME TAXES                      (6,924)               (43,586)              (55,064)                  (105,574)
PROVISION FOR INCOME TAXES                                              207                                              207
                                           -----------            ------------          ------------       -----------------------

NET LOSS                                     $(6,924)              $(43,793)             $(55,064)                 $(105,781)
                                           -----------            ------------          ------------       -----------------------
                                           -----------            ------------          ------------       -----------------------

NET LOSS PER SHARE:
  Basic and diluted                           $(1.09)                $(6.92)               $(8.71)                $(16.72)
                                           -----------            ------------          ------------       -----------------------
                                           -----------            ------------          ------------       -----------------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES:
  Basic and diluted                            6,325                  6,325                 6,325                      6,325


See accompanying notes to financial statements.

SPIROS DEVELOPMENT CORPORATION II, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE PERIOD SEPTEMBER 23, 1997 (DATE OF INCORPORATION)
THROUGH DECEMBER 31, 1999
(IN THOUSANDS)

                                        SPECIAL            CALLABLE
                                      COMMON STOCK       COMMON STOCK      ADDITIONAL                     ACCUMULATED
                                    ----------------    ----------------    PAID-IN     COMPREHENSIVE     OTHER COMP.
                                    SHARES    AMOUNT    SHARES     AMOUNT   CAPITAL          LOSS            INCOME
                                   -----------------    -----------------  ----------    ------------     -----------
BALANCE, SETEMBER 23, 1997 (Date
 of Incorporation)

Sale of special common stock               1       $1
Sale of callable common stock                               6,325       $6      $93,961
Contribution from Dura
  Pharmaceuticals, Inc.                                                          75,000
Compensation expense for stock
  options granted                                                                    16

Comprehensive loss:
  Net loss                                                                                     $(6,924)
  Unrealized gain on investments                                                                    21         $21
                                                                                               --------
    Comprehensive loss                                                                          (6,903)
                                      ------     -----     -------     --     ---------        --------       ------
                                                                                               --------

BALANCE, DECEMBER 31, 1997                 1        1       6,325        6      168,977                         21
                                      ------     -----     -------     --     ---------                       ------

Additional issuance costs on sale of
 callable common stock                                                              (71)
Compensation expense for stock
  options granted                                                                   498
Comprehensive loss:
  Net loss                                                                                     (43,793)
  Unrealized gain on investments                                                                   203         203
                                                                                               --------
    Comprehensive loss                                                                         (43,590)
                                      ------     -----     -------     --     ---------        --------       ------
                                                                                               --------

BALANCE, DECEMBER 31, 1998                 1        1       6,325        6      169,404                        224
                                      ------     -----     -------     --     ---------                       ------

Compensation expense for stock
  options granted                                                                   787
Comprehensive loss:
  Net loss                                                                                     (55,064)
  Unrealized loss on investments                                                                  (395)       (395)
                                                                                               --------
    Comprehensive loss                                                                        $(55,459)
                                      ------     -----     -------     --     ---------        --------       ------
                                                                                               --------

BALANCE, DECEMBER 31, 1999                 1       $1       6,325       $6     $170,191                      $(171)
                                      ------     -----     -------     --     ---------                       ------



                                        ACCUMULATED
                                          DEFICIT     TOTAL
                                        -----------   -----
BALANCE, SETEMBER 23, 1997 (Date
 of Incorporation)

Sale of special common stock                          $      1
Sale of callable common stock                           93,967
Contribution from Dura
  Pharmaceuticals, Inc.                                 75,000
Compensation expense for stock
  options granted                                           16

Comprehensive loss:
  Net loss                                $(6,924)      (6,924)
  Unrealized gain on investments                            21
    Comprehensive loss
                                          -------     ---------
BALANCE, DECEMBER 31, 1997                 (6,924)     162,081
                                          -------     ---------

Additional issuance costs on sale of
 callable common stock                                     (71)
Compensation expense for stock
  options granted                                          498
Comprehensive loss:
  Net loss                                (43,793)     (43,793)
  Unrealized gain on investments                           203
    Comprehensive loss
                                          -------     ---------

BALANCE, DECEMBER 31, 1998                (50,717)     118,918
                                          -------     ---------

Compensation expense for stock
  options granted                                          787
Comprehensive loss:
  Net loss                                (55,064)     (55,064)
  Unrealized loss on investments                          (395)
    Comprehensive loss
                                          -------     ---------

BALANCE, DECEMBER 31, 1999              $(105,781)    $ 64,246
                                          -------     ---------
                                          -------     ---------


See accompanying notes to financial statements.

SPIROS DEVELOPMENT CORPORATION II, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999, AND
THE PERIODS SEPTEMBER 23, 1997 (DATE OF INCORPORATION)
THROUGH DECEMBER 31, 1997 AND 1999
(IN THOUSANDS)

                                                                SEPTEMBER 23,1997                              SEPTEMBER 23,1997
                                                                     (DATE OF                                       (DATE OF
                                                                  INCORPORATION)                                 INCORPORATION)
                                                                     THROUGH       YEAR ENDED     YEAR ENDED         THROUGH
                                                                    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                                        1997            1998           1999            1999
                                                                 ----------------  -------------  ------------- -----------------
OPERATING ACTIVITIES:
  Net loss                                                           $ (6,924)       $(43,793)      $(55,064)          $(105,781)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Compensation expense for stock options granted                         16             498            787               1,301
    Changes in assets and liabilities:
      Other current assets                                                              (192)             96                (96)
      Payable to Dura Pharmaceuticals, Inc.                             7,110         (2,513)          2,123               6,720
      Accrued liabilities                                                  26             255           (108)                173
                                                                 ----------------  -------------  ------------- -----------------

           Net cash provided by (used in) operating activities            228         (45,745)       (52,166)            (97,683)
                                                                 ----------------  -------------  ------------- -----------------

INVESTING ACTIVITIES:
  Purchases of short-term investments                                 (31,450)       (142,908)       (29,559)           (203,917)
  Sales and maturities of short-term investments                                       71,513         74,515             146,028
                                                                 ----------------  -------------  ------------- -----------------

           Net cash provided by (used in) investing activities        (31,450)        (71,395)        44,956             (57,889)
                                                                 ----------------  -------------  ------------- -----------------

FINANCING ACTIVITIES:
  Net proceeds from issuance of special common and
    callable common stock                                              93,968             (71)                            93,897
  Contribution from Dura Pharmaceuticals, Inc. for purchase option     75,000                                             75,000
  Increase (decrease) in payable to Dura Pharmaceuticals, Inc.
    for issuance costs                                                  1,289          (1,289)
                                                                 ----------------  -------------  ------------- -----------------

           Net cash provided by (used in) financing activities        170,257          (1,360)                           168,897
                                                                 ----------------  -------------  ------------- -----------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                139,035        (118,500)        (7,210)             13,325

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                                 139,035         20,535
                                                                 ----------------  -------------  ------------- -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $139,035         $20,535        $13,325             $13,325
                                                                 ----------------  -------------  ------------- -----------------
                                                                 ----------------  -------------  ------------- -----------------

See accompanying notes to financial statements.

SPIROS DEVELOPMENT CORPORATION II, INC.
(A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


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

      On December 22, 1997, the Company and Dura Pharmaceuticals, Inc. ("Dura") completed an initial public offering (the "Offering") of 6,325,000 Units, each Unit consisting of one share of callable common stock of the Company and one warrant to purchase one-fourth of one share of Dura common stock. The offering resulted in net proceeds to the Company of approximately $94 million. Concurrently, Dura contributed $75 million to the Company. Substantially all funds from the Offering, the $75 million contribution and interest earned thereon, are expected to be paid to Dura for the development and commercialization of Spiros and the use of Spiros with certain drugs pursuant to various agreements (Note 5). Through December 31, 1999, each share of the Company's callable common stock was combined to trade publicly as a unit with the warrant to purchase one-fourth of one share of Dura's common stock at a price per share of $54.84. As of January 1, 2000, the warrant began trading as a separate security.


2. DEFINITIVE MERGER AGREEMENT WITH DURA PHARMACEUTICALS, INC.

      In March 2000 we entered into a merger agreement with Dura. Under the agreement, for each share of our callable common stock our shareholders will receive $13.25 in cash and one five-year warrant to purchase a fractional share of Dura's common stock at $17.94 per share, which represents a 25% premium over the average closing price of Dura's common stock for the ten trading days prior to the date of the merger agreement. The exact fraction of a share of Dura's common stock purchasable under the warrant will be determined based on the average closing price of Dura's common stock for the ten trading days prior to the vote of our shareholders on the merger and will result in a calculated Black-Scholes value for each warrant of between $3.22 and $1.81. The total consideration for the merger as of the date of the merger agreement was calculated to be $100.8 million, or $15.75 per share of callable common stock. Closing of the transaction is subject to Hart-Scott-Rodino clearance, effectiveness of the registration statement for Dura's warrants, and our shareholder approval. We and Dura have received voting agreements in favor of the merger from holders of approximately 22% of our outstanding callable common stock. A special committee of independent members of our board, formed in December 1999 to evaluate our strategic alternatives, has approved the merger agreement and is recommending that our shareholders approve the merger.

      The Company's current development plan and budget for 2000 are expected to result in the Company expending all cash during the second half of the year. The development plan and budget for the second half of 2000 are subject to change in the event the merger with Dura is not completed.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      COMPREHENSIVE INCOME - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized income (loss) on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of shareholders' equity.

      NET LOSS PER SHARE - The Company incurred a net loss for the periods ended December 31, 1997, 1998 and 1999, and as such, the weighted average number of shares of Callable Common Stock used for basic and diluted earnings per share does not include potential common shares from outstanding stock options as their inclusion would be antidilutive. The weighted average number of shares also exclude shares of special common stock ("Special Shares") outstanding since such shares are not entitled to participate in the profits of the Company.


4.    SHORT-TERM INVESTMENTS

      The following is a summary of short-term investments as of December 31, 1998 and 1999 (in thousands):


                                                                              UNREALIZED        ESTIMATED
                                                                COST        GAINS (LOSSES)     FAIR VALUE
December 31, 1998:
  U.S. government securities                                $   5,127          $      6       $   5,133
  U.S. corporate debt securities                               97,718               218          97,936
                                                            ---------          --------       ---------
Total                                                       $ 102,845          $    224       $ 103,069
                                                            =========          ========       =========
December 31, 1999:
  U.S. corporate debt securities                            $  57,889          $   (171)      $  57,718
                                                            =========          ========       =========

      The following is a summary of the amortized cost and estimated fair value of short-term investments by contractual maturity at December 31, 1999 (in thousands):

                                                                                                   ESTIMATED
                                                                                   COST            FAIR VALUE
Due in one year or less                                                        $  46,702         $   46,727
Due after one year through two years                                              11,187             10,991
                                                                               ---------         ----------
Total                                                                          $  57,889         $   57,718
                                                                               =========         ==========


5.    ARRANGEMENTS WITH DURA PHARMACEUTICALS, INC.

      The Company and Dura are party to various agreements entered into in December 1997 which provide for the development, marketing, and manufacturing of Spiros with specified compounds and for the provision of general and administrative services by Dura. A summary of these agreements is presented below.

      TECHNOLOGY LICENSE AGREEMENT - Under this agreement, Dura granted to the Company an exclusive, worldwide (except for the use of beclomethasone in certain parts of Asia), perpetual, royalty-bearing license to use technology owned or controlled by Dura relating to the use of Spiros (the "Core Technology") with the following asthma and COPD drugs: albuterol (a beta-agonist), beclomethasone (an anti-inflammatory), budesonide (an anti-inflammatory), ipratropium (an anticholinergic), and an albuterol/ipratropium combination drug (collectively, the "Spiros Products"). In consideration for these rights, the Company pays an annual technology access fee equal to the greater of (a) 5% of the net sales of each Spiros Product, or (b) $2 million. For 1998 and 1999, the Company paid a technology access fee of $2 million. This obligation will terminate, on a country-by-country basis, (a) within 10 years from the first sale of such Spiros Product in those countries where no patents covering such product are issued and (b) in those countries where patents covering the Spiros Products are issued, upon the last expiration of the applicable patents.

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

      DEVELOPMENT AGREEMENT - Under this agreement, the Company has engaged Dura to develop Spiros for use with the Spiros Products. Dura furnishes all labor, supervision, services, supplies, and materials necessary to perform the development activities and obtain regulatory approvals for the sale and marketing of the Spiros Products. These activities are carried out by Dura in accordance with annual workplans and budgets which are subject to approval and acceptance by the Company's Board of Directors. Payments to Dura for services provided under the Development Agreement are based on fully-burdened costs incurred by Dura plus rates ranging from 20% to 25% of such costs.

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

      The Company's President and Chief Executive Officer, Vice President and Chief Financial Officer, and Secretary are also officers of Dura. In addition, two members of the Company's board of directors are officers of Dura, one of whom is the Company's Chief Executive Officer.


6.    SHAREHOLDERS' EQUITY

      The Company's authorized capital stock consists of 7,500,000 shares of Callable Common Stock, of which 6,325,000 shares were issued and outstanding as of December 31, 1998 and 1999, and 1,000 shares of Special Shares, all of which were issued and outstanding as of December 31, 1998 and 1999.

      Dura, as the holder of 100% of the Special Shares, has an irrevocable option (the "Purchase Option") to purchase all, but not less than all, of the issued and outstanding shares of the Company's Callable Common Stock at predetermined prices. Dura may exercise the Purchase Option at any time through the earlier of (a) December 31, 2002, (b) the 90th day after the date the Company provides Dura with quarterly financial statements of the Company showing cash or cash equivalents of less than $5 million, although Dura may extend such period by providing additional funding for the continued development of the Spiros Products, but in no event beyond December 31, 2002, or (c) upon termination of the Technology License, Development, or the Manufacturing and Marketing Agreements between the

      Company and Dura (Note 5). Assuming the exercise of the Purchase Option, the per share purchase price was $24.01 through December 31, 1999, and increases on a quarterly basis to $45.95 per share through December 31, 2002. The Purchase Option price may be paid, at Dura's discretion, in cash, shares of Dura common stock, or any combination thereof. Dura has no legal obligation to exercise the Purchase Option. For a description of the definitive merger agreement with Dura, see Note 2.


      As holder of the Special Shares, Dura also has the right to elect two members of the Company's board of directors (currently comprised of 5 total members) and must approve certain corporate transactions as set forth in the Company's Amended and Restated Certificate of Incorporation, including (i) the allotment or issue of shares or other securities of the Company or the creation of any right to such an allotment or issue; (ii) the reduction of the Company's authorized capital stock; (iii) the alteration of or any change to the rights, powers, preferences and restrictions of the Special Shares; (iv) outstanding borrowings of an aggregate of more than $1 million at any one time; (v) the sale or other disposition of or the creation of any lien or liens on the whole or a material part of the Company's business or assets; (vi) the declaration or payment of dividends or the making of any other distributions to the Company's shareholders; (vii) the merger, consolidation or reorganization of the Company with or into any other corporation; (viii) the sale, liquidation or other disposition of all or substantially all of the assets of the Company; (ix) the alteration or amendment of Articles IV or VII of the Company's Amended and Restated Certificate of Incorporation; and (x) the adoption, amendment or repeal of the Bylaws of the Company. As holder of the Special Shares, however, Dura does not have the right to any profits of the Company.


7.    STOCK COMPENSATION PLAN

      The Company adopted the 1997 Stock Option Plan (the "Plan"), which provides for the initial issuance of up to 700,000 stock options to employees, board members, and consultants or other independent advisors who provide services to the Company. The number of shares issuable under the Plan is subject to an automatic annual increase on February 15 of each calendar year, beginning with the 1998 calendar year, by the number of shares necessary to cause the total number of shares authorized under the Plan to be equal to 15% of the then outstanding shares of Common Stock of the Company. On February 15, 1998, the total number of authorized shares increased to 948,750, which has remained constant through December 31, 1999. Generally, options are to be granted at prices equal to at least 100% of the fair market value of the Company's Common Stock at the date of grant, expire not later than 10 years from the date of grant, and become vested upon Dura's exercise of its Purchase Option (Note 6) or five years from the date of grant, whichever is earlier. Options shall be cancelled if the optionee ceases to provide services to the Company prior to the vesting date.

      The following table summarizes stock option activity under the Plan:


                                                                        SHARES
                                                              -----------------------------        AVERAGE
                                                                                 OPTIONS           EXERCISE
                                                                 OPTIONS      AVAILABLE FOR        PRICE PER
                                                               OUTSTANDING        GRANT             SHARE
                                                              --------------  ----------------  --------------
Balance, September 23, 1997 (date of incorporation)
  Options authorized                                                              700,000
  Options granted                                                 548,000        (548,000)        $  14.00
                                                                ---------       ---------

Balance, December 31, 1997                                        548,000          152,000        $  14.00
  Options authorized                                                               248,750
  Options granted                                                 272,000         (272,000)       $  14.35
                                                                ---------        ---------
Balance, December 31, 1998                                        820,000          128,750        $  14.12
  Options granted                                                  12,500          (12,500)       $  14.00
  Options cancelled                                              (78,000)           78,000        $  14.01
                                                                --------         ---------
Balance, December 31, 1999                                       754,500           194,250        $  14.13
                                                                ========         =========

No options were exercisable as of December 31, 1998 and 1999.

      The following table summarizes information concerning outstanding options as of December 31, 1999:

                                                  WEIGHTED
                                                   AVERAGE              WEIGHTED
                                                  REMAINING              AVERAGE
          RANGE OF                NUMBER       CONTRACTUAL LIFE         EXERCISE
      EXERCISE PRICES           OUTSTANDING        (YEARS)                PRICE
     -----------------         -------------    --------------          ---------
      $14.00 - $15.88             754,500                8.2              $14.13

        In accordance with SFAS No. 123, the Company applies the provisions of APB 25 in accounting for stock options granted to employees and, accordingly, no compensation expense has been recognized for options granted to employees. In accordance with SFAS 123, options granted to non-employees are accounted for based on their estimated fair value at grant date. Compensation expense equal to the options' estimated fair value is recognized over the expected vesting period. During 1997, the Company granted 341,000 options to non-employees, for which the Company recorded compensation expense of $16,000, $384,000, and $374,000 for the periods ended December 31, 1997, 1998, and 1999, respectively. During 1998, the Company granted 232,000 options to non-employees, for which the Company recorded compensation expense of $114,000 and $400,000 for the years ended December 31, 1998 and 1999, respectively. During 1999, the Company granted 12,500 options to non-employees for which the Company recorded compensation expense of $13,000. If the Company had elected to recognize compensation expense for options granted to employees based on the estimated fair value of the options as of the grant date, the net loss for the periods ended December 31, 1997, 1998, and 1999 would have been increased by $10,000, $271,000 and $402,000, respectively. The estimated weighted average fair value at grant date of options granted during the periods ended December 31, 1997, 1998 and 1999 was $4.58, $3.99, and $2.62, respectively. The fair value was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                               1997              1998                1999
                                                               ----              ----                ----
Expected dividend yield                                        None              None                None

Expected stock price volatility                                 30%               30%                 30%

Risk-free interest rate                                        5.7 %          4.4 - 5.7 %             5 %

Expected life of options                                      4 years       3.1 - 3.9 years      1.6 - 1.8 years


8.    INCOME TAXES

      The provision for income taxes for the year ended December 31, 1998 totaled $207,000, which consisted entirely of current state income taxes. There was no provision for income taxes for 1999. As of December 31, 1998 and 1999, the Company had deferred tax assets totaling approximately $20.5 million and $42.8 million, respectively, which primarily relate to federal and state net operating loss carryforwards which approximate $104 million for federal and $24 million for state purposes as of December 31, 1999. The federal tax loss carryforwards begin to expire in 2012, and the state tax loss carryforwards begin to expire in 2002. Because the Company performs research and development and the prospect of generating future earnings is uncertain, the deferred tax assets have been fully reserved.

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Spiros Development Corporation II, Inc.

We have audited the accompanying balance sheet of Spiros Development Corporation II, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, shareholders' equity and cash flows for the year then ended and for the period September 23, 1997 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 1998, and for the period September 23, 1997 (inception) through December 31, 1997 and 1998 were audited by other auditors whose report dated February 9, 1999 expressed an unqualified opinion on those statements. The financial statements for the period September 23, 1997 (inception) through December 31, 1998 include no revenues and a net loss of $50.7 million, respectively. Our opinion on the statements of operations, shareholders' equity and cash flows for the period September 23, 1997 (inception) through December 31, 1999, insofar as it relates to amounts for prior periods through December 31, 1998, is based solely on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Spiros Development Corporation II, Inc. at December 31, 1999, and the results of its operations and its cash flows for the year then ended and the period from September 23, 1997 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

San Diego, California
March  21, 2000

                     INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Spiros Development Corporation II, Inc.:

We have audited the accompanying balance sheet of Spiros Development Corporation II, Inc. (a development stage company) (the "Company") as of December 31, 1998, and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998 and the period September 23, 1997 (date of incorporation) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period September 23, 1997 (date of incorporation) through December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

San Diego, California
February 9, 1999