Form 10-Q
period 2000-03-31
SPIROS DEVELOPMENT CORP II INC
filed 2000-05-12
CIK 1047600

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---           THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


               For the transition period from ________to ________.

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

         The number of shares of the Registrant's Callable Common Stock and Special Common Stock outstanding as of April 28, 2000 were 6,325,000 and 1,000, respectively.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SPIROS DEVELOPMENT CORPORATION II, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS
--------------------------------------------------------------------------------


                                                                             DECEMBER 31,         MARCH 31,
ASSETS                                                                          1999                2000
                                                                            --------------      -------------
                                                                                                 (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                 $       13,325      $      25,713
  Short-term investments                                                            57,718             30,107
  Other current assets                                                                  96                113
                                                                            --------------      -------------

           Total current assets                                                     71,139             55,933
                                                                            --------------      -------------

TOTAL                                                                       $       71,139      $      55,933
                                                                            ==============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Payable to Dura Pharmaceuticals, Inc.                                     $        6,720      $       5,694
  Accrued liabilities                                                                  173                133
                                                                            --------------      -------------

           Total current liabilities                                                 6,893              5,827
                                                                            --------------      -------------
STOCKHOLDERS' EQUITY:
  Special common stock, par value $1.00, 1,000 shares
    authorized, issued, and outstanding                                                  1                  1
  Callable common stock, par value $.001, 7,500,000 shares
    authorized; 6,325,000 shares issued and outstanding                                  6                  6
  Additional paid-in capital                                                       170,191            170,376
  Accumulated other comprehensive loss                                                (171)              (121)
  Accumulated deficit                                                             (105,781)          (120,156)
                                                                            --------------      -------------

           Total stockholders' equity                                               64,246             50,106
                                                                            --------------      -------------

TOTAL                                                                       $       71,139      $      55,933
                                                                            ==============      =============


See accompanying notes to financial statements.

                     SPIROS DEVELOPMENT CORPORATION II, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                 SEPTEMBER 23, 1997
                                                   THREE            THREE            (DATE OF
                                                   MONTHS           MONTHS        INCORPORATION)
                                                   ENDED            ENDED            THROUGH
                                                  MARCH 31,        MARCH 31,         MARCH 31,
                                                    1999              2000              2000
                                               --------------   --------------   -----------------
REVENUES:
  Interest income                              $        1,587   $          875   $          14,677
                                               --------------   --------------   -----------------

EXPENSES (with related party):
  Research and development                             13,316           14,767             131,817
  General and administrative                              277              483               2,809
                                               --------------   --------------   -----------------

           Total expenses                              13,593           15,250             134,626
                                               --------------   --------------   -----------------

OPERATING LOSS BEFORE INCOME TAXES                    (12,006)         (14,375)           (119,949)
PROVISION FOR INCOME TAXES                                                                     207
                                               --------------   --------------   -----------------

NET LOSS                                       $      (12,006)  $      (14,375)  $        (120,156)
                                               ==============   ==============   =================

NET LOSS PER SHARE:
  Basic and diluted                            $        (1.90)  $        (2.27)  $          (19.00)
                                               ==============   ==============   =================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES:
  Basic and diluted                                     6,325            6,325               6,325
                                               ==============   ==============   =================


See accompanying notes to financial statements.

                     SPIROS DEVELOPMENT CORPORATION II, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                             SEPTEMBER 23, 1997
                                                                         THREE              THREE                   (DATE OF
                                                                         MONTHS             MONTHS               INCORPORATION)
                                                                         ENDED               ENDED                 THROUGH
                                                                        MARCH 31,           MARCH 31,             MARCH 31,
                                                                          1999                2000                  2000
                                                                     --------------      --------------      ------------------
NET CASH USED IN OPERATING ACTIVITIES                                $      (11,424)     $      (15,273)     $         (112,956)
                                                                     --------------      --------------      ------------------

INVESTING ACTIVITIES:
  Purchases of short-term investments                                       (11,264)                                   (203,917)
  Sales and maturities of short-term investments                             29,367              27,661                 173,689
                                                                     --------------      --------------      ------------------

           Net cash provided by (used in) investing activities               18,103              27,661                 (30,228)
                                                                     --------------      --------------      ------------------

FINANCING ACTIVITIES:
  Net proceeds from issuance of special common and callable
    common stock                                                                                                         93,897
  Contribution from Dura Pharmaceuticals, Inc. for
    purchase option                                                                                                      75,000
                                                                     --------------      --------------      ------------------

           Net cash provided by financing activities                                                                    168,897
                                                                     --------------      --------------      ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     6,679              12,388                  25,713

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                         20,535              13,325
                                                                     --------------      --------------      ------------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                       $       27,214      $       25,713      $           25,713
                                                                     ==============      ==============      ==================



See accompanying notes to financial statements.

                     SPIROS DEVELOPMENT CORPORATION II, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Spiros Development Corporation II, Inc. ("Spiros Corp. II" or the "Company") in accordance with the instructions to Form 10-Q. The financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the periods presented. For more complete financial information, these financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the periods ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim periods or for the year as a whole.

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

On December 22, 1997, the Company and Dura Pharmaceuticals, Inc. ("Dura") completed an initial public offering (the "Offering") of 6,325,000 Units, each Unit consisting of one share of callable common stock of the Company and one warrant to purchase one-fourth of one share of Dura common stock at a price per share of $54.84. The offering resulted in net proceeds to the Company of approximately $94 million. Concurrently, Dura contributed $75 million to the Company. Substantially all funds from the Offering, the $75 million contribution and interest earned thereon are expected to be paid to Dura for the development and commercialization of Spiros and the use of Spiros with certain drugs pursuant to various agreements. Through December 31, 1999, each share of the Company's callable common stock traded publicly as a unit with the warrant to purchase one-fourth of one share of Dura's common stock. As of January 1, 2000, the warrant began trading as a separate security.

3.       DEFINITIVE MERGER AGREEMENT WITH DURA PHARMACEUTICALS, INC.

In March 2000 we entered into a merger agreement with Dura. Under the agreement, each holder of our callable common stock will receive $13.25 in cash and a warrant to purchase a fractional share of Dura's common stock. The warrant will be immediately exercisable at $17.94 per share, which represents a 25% premium over the average closing price of Dura's common stock for the ten trading days prior to the date of the merger agreement, and will expire five years from the date the merger is completed. The exact fraction of a share of Dura's common stock purchasable under the warrant will be determined based on the average closing price of Dura's common stock for the ten trading days prior to the vote of our stockholders on the merger and will result in a calculated value, using the Black-Scholes option pricing model, for each warrant between $3.22 and $1.81. Closing of the transaction is subject to our stockholder approval, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, registration of the warrant and the shares of Dura's common stock which will be issued if the warrants are exercised, and approval for listing on Nasdaq of the warrants and Dura's underlying common stock. We and Dura have received voting agreements in favor of the merger from holders of approximately 22% of our outstanding callable common stock. A special committee of independent members of our board, formed in December 1999 to evaluate our strategic alternatives, has approved the merger agreement and is recommending that our stockholders approve the merger. We expect to deliver a proxy statement describing the terms of the merger agreement in greater detail to our stockholders in the near term.

The Company's current development plan and budget for 2000 are expected to result in the Company expending all cash during the second half of the year. The development plan and budget for the second half of 2000 are subject to change in the event the merger with Dura is not completed.

4.       REPORTING COMPREHENSIVE LOSS

Comprehensive loss includes net loss and unrealized gains and losses on investments. The accumulated balance of other comprehensive loss is disclosed as a separate component of stockholders' equity. For the three months ended March 31, 1999 and 2000, and the period September 23, 1997 (date of incorporation) through March 31, 2000, comprehensive loss consisted of (in thousands):

                                                                                            September 23, 1997
                                                Three Months          Three Months       (date of incorporation)
                                                   Ended                  Ended                  through
                                               March 31, 1999        March 31, 2000           March 31, 2000
                                               --------------        --------------           --------------
Net loss                                          $(12,006)             $(14,375)               $(120,156)

Other comprehensive income (loss):
  Unrealized gain (loss) on investments                (63)                   50                     (121)
                                                  ---------             ---------               ----------

Comprehensive loss                                $(12,069)             $(14,325)               $(120,277)
                                                  =========             =========               ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. This report on Form 10-Q may contain certain forward-looking statements concerning our business. See "Risks and Uncertainties" for a discussion of factors known to us that could cause reported financial information not to be indicative of future results. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date hereof.

GENERAL

Spiros Development Corporation II, Inc. was incorporated in the state of Delaware on September 23, 1997 for the purpose of continuing the development of Spiros(R), a dry powder pulmonary drug delivery system, and to conduct formulation work, clinical trials and commercialization for certain specified leading asthma and chronic obstructive pulmonary disease drugs for use with Spiros(R). We commenced operations on December 22, 1997.

On December 22, 1997, we and Dura completed an initial public offering of 6,325,000 units, each unit consisting of one share of our callable common stock and one warrant to purchase one-fourth of one share of Dura common stock at a price of $54.84 per share. The offering resulted in net proceeds to us of approximately $94 million. Concurrently, Dura contributed $75 million to us. We expect to pay to Dura substantially all funds from the offering and the $75 million contribution from Dura and interest earned on these funds for the development and commercialization of Spiros and the use of Spiros with specified drugs under our various agreements with Dura.

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

In March 2000 we entered into a merger agreement with Dura. Under the agreement, each holder of our callable common stock will receive $13.25 in cash and a warrant to purchase a fractional share of Dura's common stock. The warrant will be immediately exercisable at

$17.94 per share, which represents a 25% premium over the average closing price of Dura's common stock for the ten trading days prior to the date of the merger agreement, and will expire five years from the date the merger is completed. The exact fraction of a share of Dura's common stock purchasable under the warrant will be determined based on the average closing price of Dura's common stock for the ten trading days prior to the vote of our stockholders on the merger and will result in a calculated value, using the Black-Scholes option pricing model, for each warrant between $3.22 and $1.81. Closing of the transaction is subject to our stockholder approval, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, registration of the warrant and the shares of Dura's common stock which will be issued if the warrants are exercised, and approval for listing on Nasdaq of the warrants and Dura's underlying common stock. We and Dura have received voting agreements in favor of the merger from holders of approximately 22% of our outstanding callable common stock. A special committee of independent members of our board, formed in December 1999 to evaluate our strategic alternatives, has approved the merger agreement and is recommending that our stockholders approve the merger. We expect to deliver a proxy statement describing the terms of the merger agreement in greater detail to our stockholders in the near term.

Based on our current development plan and budget for 2000, we expect to spend all of our remaining cash during the second half of the year. The development plan and budget for the second half of 2000 are subject to review and change in the event the merger with Dura is not completed.

In the event the merger is not completed, Dura, as holder of 100% of the outstanding shares of our special common stock, still has an irrevocable option to purchase all, but not less than all, of the issued and outstanding shares of our callable common stock at predetermined prices. Dura may exercise the purchase option at any time through the earlier of:

         -   December 31, 2002;

         - the 90th day after the date we provide Dura with our quarterly financial statements showing cash or cash equivalents of less than $5 million, although Dura may extend such period by providing additional funding for the continued development of Spiros, but in no event beyond December 31, 2002; or

         - upon termination of the technology license, development, or the manufacturing agreements with Dura.

The purchase option exercise price per share is $26.57 through June 30, 2000, and increases on a quarterly basis to $45.95 per share through December 31, 2002. The purchase price may be paid, at Dura's discretion, in cash, shares of Dura common stock, or any combination thereof.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 2000

We incurred net losses of $12 million and $14.4 million for the three months ended March 31, 1999 and 2000, respectively. Research and development costs totaled $13.3 million and $14.8 million for the first quarter of 1999 and 2000, respectively, and general and administrative expenses totaled $277,000 and $483,000, respectively, for the same periods. The research and development expenses were for Spiros-related activities performed by Dura under agreements with us. Our interest income for the first quarter of 1999 and 2000 totaled $1.6 million and $875,000, respectively. The decline results from lower balances of cash and short-term investments during the first quarter of 2000 versus the first quarter of 1999. We expect our interest income to continue to decrease in 2000 as our funds are used to continue the development of the Spiros products.

LIQUIDITY AND CAPITAL RESOURCES

Our initial capitalization totaled $169 million, consisting of net proceeds from our initial public offering of approximately $94 million and a $75 million contribution from Dura. At March 31, 2000, we had cash, cash equivalents, and short-term investments totaling $55.8 million and working capital totaling $50.1 million, a decrease of $15.2 million and $14.1 million, respectively, from December 31, 1999. Based on our current development plan and budget for the Spiros products, we expect to expend all of our existing cash during the second half of 2000. Further, we do not believe that our existing cash will be sufficient to complete the development of any Spiros product. In the event the merger with Dura is not consummated, the use of our existing funds will require Dura to consider whether to exercise its option to purchase our callable common stock under the contractual terms, which it may not be prepared to do at that time. Until the expiration of Dura's option, we are restricted from raising additional funds without Dura's consent. While Dura may, at its sole option, provide funds for further development of the Spiros products or infuse additional capital into us through the exercise of Dura's product purchase options, it is not obligated to do so. If Dura fails to provide additional funding, we will explore the other strategic alternatives available to us, including liquidation, sale to a third party, or licensing of the technology. There can be no assurance that any of these alternatives will be successful.

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

SPIROS TECHNOLOGY REQUIRES SIGNIFICANT ADDITIONAL DEVELOPMENT, WHICH IS COSTLY, TIME-CONSUMING AND MAY NEVER BE COMMERCIALLY SUCCESSFUL.

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

         - declaring or paying dividends or making any other distributions to our stockholders;

         -   merging or consolidating with any other corporation; and

         -   adopting, amending or repealing our bylaws.

Accordingly, Dura could preclude our stockholders and board of directors from taking any of these actions prior to the expiration of the purchase option. Dura, as holder of all of our outstanding special common stock, may transfer or sell all, but not less than all, of its shares. As a result, an unrelated third party may acquire rights associated with the special common stock, including the rights discussed in this section and the right to exercise the albuterol option, the product option and the purchase option. An acquiror of the special common stock may not have the same financial resources or development, manufacturing or marketing capabilities as Dura, which may reduce the likelihood of the exercise of the albuterol option, the other product option or the stock purchase option.

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

         -   litigation or public concern as to safety of our products; or

         - our failure to achieve securities analysts' expectations concerning our earnings per share

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


                           PART II - OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

On December 22, 1997, we and Dura completed an initial public offering of 6,325,000 units. Each unit consisted of one share of our callable common stock and one warrant to purchase one-fourth of one share of Dura common stock, pursuant to a registration statement on Form S-1/S-3 (No. 333-37673/37673-01). The registration statement was declared effective on December 16, 1997. The net proceeds from the offering were invested in cash, cash equivalents and short-term investments. As of March 31, 2000, we have used $113 million of our cash, cash equivalents and short-term investments, all of which has been paid to Dura for our operating activities and we have $50.1 million of working capital.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

            Exhibit No.       Description
            -----------       -----------

(2)         2.1               Agreement and Plan of Merger dated March 20, 2000 among Spiros Development
                              Corporation II, Inc., Dura Pharmaceuticals, Inc., and Starfish Acquisition Corp.,
                              Inc.



(1)         3.1               Amended and Restated Certificate of Incorporation

(1)         3.2               Amended and Restated Bylaws

(2)         10.1              Voting Agreement dated March 20, 2000 among Spiros Development Corporation II,
                              Inc., Dura Pharmaceuticals, Inc., Starfish Acquisition Corp., Inc., Farallon
                              Capital Partners L.P., Farallon Capital Institutional Partners, L.P., Farallon
                              Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners
                              III, L.P., Tinicum Partners L.P., and Farallon Capital Management, L.L.C.

            27                Financial Data Schedule


            (1)               Incorporated   by  reference   to  the   Company's
                              Registration   Statement  on  Forms  S-1/S-3  (No.
                              333-37673/37673-01)  filed on October 10, 1997, as
                              amended.

            (2)               Incorporated by reference to the Company's Form 8-K filed on March 21, 2000.


(b) Reports on Form 8-K

         On February 29, 2000, the Company filed a current report on Form 8-K dated February 23, 2000, reporting a change in the Company's certifying accountant.

         On March 21, 2000, the Company filed a current report on Form 8-K dated March 20, 2000, reporting the Company entered into an Agreement and Plan of Merger with Dura Pharmaceuticals, Inc. and Starfish Acquisition Corp., Inc.

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                    SPIROS DEVELOPMENT CORPORATION II, INC.


Date:   May 11, 2000                /s/ Erle T. Mast
--------------------                -------------------
                                    (Erle T. Mast)
                                    Vice President, and Chief Financial Officer
                                    (Principal Financial Officer)

                                  EXHIBIT INDEX
                                       TO
                                    FORM 10-Q


                     SPIROS DEVELOPMENT CORPORATION II, INC.

            Exhibit No.       Description
            -----------       -----------
(2)         2.1               Agreement and Plan of Merger dated March 20, 2000 among Spiros Development
                              Corporation II, Inc., Dura Pharmaceuticals, Inc., and Starfish Acquisition Corp.,
                              Inc.

(1)         3.1               Amended and Restated Certificate of Incorporation

(1)         3.2               Amended and Restated Bylaws

(2)         10.1              Voting Agreement dated March 20, 2000 among Spiros Development Corporation II,
                              Inc., Dura Pharmaceuticals, Inc., Starfish Acquisition Corp., Inc., Farallon
                              Capital Partners L.P., Farallon Capital Institutional Partners, L.P., Farallon
                              Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners
                              III, L.P., Tinicum Partners L.P., and Farallon Capital Management, L.L.C.

            27                Financial Data Schedule


            (1)               Incorporated by reference to the Company's
                              Registration Statement on Forms S-1/S-3 (No.
                              333-37673/37673-01) filed on October 10, 1997, as
                              amended.

            (2)               Incorporated by reference to the Company's Form 8-K filed on March 21, 2000.
