Form 10-Q
period 2000-06-30
SPIROS DEVELOPMENT CORP II INC
filed 2000-08-11
CIK 1047600

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---------        THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---------        THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


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

         The number of shares of the Registrant's Callable Common Stock and Special Common Stock outstanding as of July 31, 2000 were 6,325,000 and 1,000, respectively.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SPIROS DEVELOPMENT CORPORATION II, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS
--------------------------------------------------------------------------------


                                                                             DECEMBER 31,         JUNE 30,
ASSETS                                                                         1999                 2000
                                                                         ------------------   -----------------
                                                                                                (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                              $          13,325    $         15,167
  Short-term investments                                                            57,718              24,184
  Other current assets                                                                  96                  75
                                                                         ------------------   -----------------

           Total current assets                                                     71,139              39,426
                                                                         ------------------   -----------------

TOTAL                                                                    $          71,139    $         39,426
                                                                         =================    ================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Payable to Dura Pharmaceuticals, Inc.                                  $           6,720    $          5,697
  Accrued liabilities                                                                  173                 484
                                                                         ------------------   -----------------

           Total current liabilities                                                 6,893               6,181
                                                                         ------------------   -----------------
STOCKHOLDERS' EQUITY:
  Special common stock, par value $1.00, 1,000 shares
    authorized, issued, and outstanding                                                  1                   1
  Callable common stock, par value $.001, 7,500,000 shares
    authorized; 6,325,000 shares issued and outstanding                                  6                   6
  Additional paid-in capital                                                       170,191             170,517
  Accumulated other comprehensive loss                                                (171)                (66)
  Accumulated deficit                                                             (105,781)           (137,213)
                                                                         ------------------   -----------------

           Total stockholders' equity                                               64,246              33,245
                                                                         ------------------   -----------------

TOTAL                                                                    $          71,139     $        39,426
                                                                         =================    ================


See accompanying notes to financial statements.

                     SPIROS DEVELOPMENT CORPORATION II, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                     IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                               SEPTEMBER 23, 1997
                                                                                                                   (DATE OF
                                                                                                                 INCORPORATION)
                                             THREE MONTHS ENDED                    SIX MONTHS ENDED                 THROUGH
                                                   JUNE 30,                             JUNE 30,                     JUNE 30,
                                           1999              2000               1999              2000                2000
                                     -----------------  ----------------  -----------------  ----------------  --------------------
Expenses (with related party):
  Research and development                  $  13,292         $  16,376          $  26,608         $  31,143            $  148,193
  General and administrative                      279             1,373                556             1,856                 4,182
                                     -----------------  ----------------  -----------------  ----------------  --------------------

Operating Loss                                 13,571            17,749             27,164            32,999               152,375
                                     -----------------  ----------------  -----------------  ----------------  --------------------

Interest Income                                 1,410               692              2,997             1,567                15,369
                                     -----------------  ----------------  -----------------  ----------------  --------------------


Loss before income taxes                      (12,161)          (17,057)           (24,167)          (31,432)             (137,006)
Provision for income taxes                                                                                                     207
                                     -----------------  ----------------  -----------------  ----------------  --------------------

Net Loss                                    $(12,161)        $ (17,057)         $ (24,167)         $ (31,432)           $ (137,213)
                                     =================  ================  =================  ================  ====================

Net Loss per Share:
  Basic and diluted                         $  (1.92)        $   (2.70)         $   (3.82)         $  (4.97)            $   (21.69)
                                     =================  ================  =================  ================  ====================

Weighted Average Number of
 Common Shares:
  Basic and diluted                            6,325             6,325              6,325             6,325                  6,325
                                     =================  ================  =================  ================  ====================


See accompanying notes to financial statements.

                  SPIROS DEVELOPMENT CORPORATION II, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)
                          STATEMENTS OF CASH FLOWS
                                IN THOUSANDS
                                (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                              SEPTEMBER 23, 1997
                                                                           SIX               SIX                   (DATE OF
                                                                          MONTHS           MONTHS               INCORPORATION)
                                                                          ENDED             ENDED                  THROUGH
                                                                         JUNE 30,         JUNE 30,                 JUNE 30,
                                                                           1999             2000                     2000
                                                                      ---------------  ----------------      ---------------------
NET CASH USED IN OPERATING ACTIVITIES                                 $     (23,369)   $      (31,797)       $      (129,480)
                                                                      ---------------  ----------------      ---------------------

INVESTING ACTIVITIES:
  Purchases of short-term investments                                       (20,431)                                (203,917)
  Sales of short-term investments                                            49,652            33,639                179,667
                                                                      ---------------  ----------------      ---------------------

           Net cash provided by (used in) investing activities               29,221            33,639                (24,250)
                                                                      ---------------  ----------------      ---------------------

FINANCING ACTIVITIES:
  Net proceeds from issuance of special common and callable
    common stock                                                                                                      93,897
  Contribution from Dura Pharmaceuticals, Inc. for
    purchase option                                                                                                   75,000
                                                                      ---------------  ----------------      ---------------------

           Net cash provided by financing activities                                                                 168,897
                                                                      ---------------  ----------------      ---------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     5,852             1,842                 15,167

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                         20,535            13,325
                                                                      ---------------  ----------------      ---------------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                        $      26,387    $       15,167        $        15,167
                                                                      ===============  ================      =====================


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

2.       ORGANIZATION

Spiros Corp. II was incorporated in the state of Delaware on September 23, 1997 for the purpose of continuing the development of Spiros(R), a dry powder pulmonary drug delivery system, and to conduct formulation work, clinical trials and commercialization for certain specified leading asthma and chronic obstructive pulmonary disease drugs for use with Spiros. The Company commenced operations on December 22, 1997.

On December 22, 1997, the Company and Dura Pharmaceuticals, Inc. ("Dura") completed an initial public offering (the "Offering") of 6,325,000 Units, each Unit consisting of one share of callable common stock of the Company and one warrant to purchase one-fourth of one share of Dura common stock at a price per share of $54.84. The offering resulted in net proceeds to the Company of approximately $94 million. Concurrently, Dura contributed $75 million to the Company. Substantially all funds from the Offering, the $75 million contribution and interest earned thereon are expected to be paid to Dura for the development and commercialization of Spiros and the use of Spiros with certain drugs pursuant to various agreements with Dura. Through December 31, 1999, each share of the Company's callable common stock traded publicly as a unit with the warrant to purchase one-fourth of one share of Dura's common stock. As of January 1, 2000, the warrant began trading as a separate security.

3.       DEFINITIVE MERGER AGREEMENT WITH DURA PHARMACEUTICALS, INC.

In March 2000 the Company entered into a merger agreement with Dura. Under the agreement, each holder of our callable common stock will receive $13.25 in cash and a warrant to purchase a fractional share of Dura's common stock for each share of callable common stock held. The warrant will be immediately exercisable at $17.94 per share, which represents a 25% premium over the average closing price of Dura's common stock for the ten trading days prior to the date of the merger agreement, and will expire five years from the date the merger is completed. The exact fraction of a share of Dura's common stock purchasable under the warrant will be determined based on the average closing price of Dura's common stock for the ten trading days prior to the vote of the Company's stockholders on the merger and will result in a calculated value, using the Black-Scholes option pricing model, for each warrant between $3.22 and $1.81. Closing of the transaction is subject to the Company's stockholder approval. The Company and Dura have received voting agreements in favor of the merger from holders of approximately 22% of our outstanding callable common stock. A special committee of independent members of the Company's board, formed in December 1999 to evaluate our strategic alternatives, has approved the merger agreement and is recommending that our stockholders approve the merger. The Company has delivered a proxy statement describing the terms of the merger agreement in greater detail to our stockholders. A special meeting of the Company's stockholders will be held on August 31, 2000 to vote on the proposed merger.

On July 24, 2000, Dura announced the implementation of a refocused strategy. As part of this strategy, Dura will, upon the successful completion of the proposed merger, discontinue the development of all motorized Spiros cassette programs, including drugs being developed by the Company. Dura intends to focus its development efforts on next generation, motorless Spiros systems which are designed to be smaller, lighter, and significantly less costly to manufacture. With this change in strategy, all future development by Dura of the drugs it is acquiring from the Company will be for use in the motorless Spiros systems.

The Company's current development plan and budget for 2000 may result in the Company expending all cash during the second half of the year. The development plan and budget for the second half of 2000 are subject to change in the event the merger with Dura is not completed.

4.       REPORTING COMPREHENSIVE LOSS

Comprehensive loss includes net loss and unrealized gains and losses on investments. The accumulated balance of other comprehensive loss is disclosed as a separate component of stockholders' equity. For the three and six months ended June 30, 1999 and 2000, and the period September 23, 1997 (date of incorporation) through June 30, 2000, comprehensive loss consisted of (in thousands):


                                            Three                         Six              September 23, 1997
                                         Months Ended                Months Ended       (date of incorporation)
                                            June 30,                    June 30,            through June 30,
                                      1999           2000          1999          2000             2000
                                      ----           ----          ----          ----             ----
Net loss                            $(12,161)      $(17,057)     $(24,167)     $(31,432)     $ (137,213)
Other comprehensive income (loss):

    Unrealized gain (loss)
        on investments                  (216)            55          (279)          105             (66)
                                    --------       --------      --------      --------      ----------
Comprehensive loss                  $(12,377)      $(17,002)     $(24,446)     $(31,327)     $ (137,279)
                                    ========       ========      ========      ========      ==========


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

In December 1997, we entered into a technology license agreement with Dura. Dura granted us an exclusive, worldwide, perpetual royalty-bearing license to use technology owned by Dura relating to the use of Spiros with the asthma and chronic obstructive pulmonary disease drugs albuterol, beclomethasone, ipratropium, budesonide, and a combination of albuterol and ipratropium. We also executed a series of agreements with Dura, which provide for the development, marketing, and manufacturing of Spiros with specified compounds and for the provision of general and administrative services by Dura. Since Dura conducts all of our current activities under these agreements, we do not maintain any research staff or occupy any research facilities.

In March 2000 we entered into a merger agreement with Dura. Under the agreement, each holder of our callable common stock will receive $13.25 in cash and a warrant to purchase a fractional share of Dura's common stock for each share of callable common stock held. The warrant will be immediately exercisable at $17.94 per share, which represents a 25% premium over the average closing price of Dura's common stock for the ten trading days prior to the date of the merger agreement, and will expire five years from the date the merger is completed. The exact fraction of a share of Dura's common stock purchasable under the warrant will be determined based on the average closing price of Dura's common stock for the ten trading days prior to the vote of our stockholders on the merger and will result in a calculated value, using the Black-Scholes option pricing model, for each warrant between $3.22 and $1.81. Closing of the transaction is subject to our stockholders approval. We and Dura have received voting agreements in favor of the merger from holders of approximately 22% of our outstanding callable common stock. A special committee of independent members of the Company's board, formed in December 1999 to evaluate our strategic alternatives, has approved the merger agreement and is recommending that our stockholders approve the merger. We have delivered a proxy statement describing the terms of the merger agreement in greater detail to our stockholders. A special meeting of our stockholders will be held on August 31, 2000 to vote on the proposed merger.

On July 24, 2000, Dura announced the implementation of a refocused strategy. As part of this strategy, Dura will, upon the successful completion of the proposed merger, discontinue the development of all motorized Spiros cassette programs, including drugs being developed by us. Dura intends to focus its development efforts on next generation, motorless Spiros systems which are designed to be smaller, lighter, and significantly less costly to manufacture. With this change in strategy, all future development by Dura of the drugs it is acquiring from us will be for use in the motorless Spiros systems.

Our current development plan and budget for 2000 may result in us expending all cash during the second half of the year. The development plan and budget for the second half of 2000 are subject to change in the event the merger with Dura is not completed.

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

The purchase option exercise price per share is $27.96 through September 30, 2000, and increases on a quarterly basis to $45.95 per share through December 31, 2002. The purchase price may be paid, at Dura's discretion, in cash, shares of Dura common stock, or any combination thereof.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 2000

We incurred net losses of $12.2 million and $17.1 million for the three months ended June 30, 1999 and 2000, respectively. Research and development costs totaled $13.3 million and $16.4 million for the second quarter of 1999 and 2000, respectively, and general and administrative expenses totaled $279,000 and $1.4 million, respectively, for the same periods. The research and development expenses were for Spiros-related activities performed by Dura under agreements with us. The increase in general and administrative expenses was primarily attributable to legal, accounting, and financial advisory costs incurred in connection with the proposed merger with Dura. Interest income for the second quarter of 1999 and 2000 totaled $1.4 million and $692,000, respectively. The decline results from lower balances of cash and short-term investments during the second quarter of 2000 versus the second quarter of 1999. We expect our interest income to continue to decrease in future periods as our funds are used in the development of Spiros products.

SIX MONTHS ENDED JUNE 30, 1999 AND 2000

We incurred net losses of $24.2 million and $31.4 million for the six months ended June 30, 1999 and 2000, respectively. Research and development costs totaled $26.6 million and $31.1 million for the first six months of 1999 and 2000, respectively, and general and administrative expenses totaled $556,000 and $1.9 million, respectively, for the same periods. The research and development expenses were for Spiros-related activities performed by Dura under agreements with us. The increase in general and administrative expenses was primarily attributable to legal, accounting, and financial advisory costs incurred in connection with the proposed merger with Dura. Interest income for the first six months of 1999 and 2000 totaled $3 million and $1.6 million, respectively. The decline results from lower balances of cash and short-term investments during the first six months of 2000 versus the first six months of 1999. We expect our interest income to continue to decrease in future periods as our funds are used in the development of the Spiros products.

LIQUIDITY AND CAPITAL RESOURCES

Our initial capitalization totaled $169 million, consisting of net proceeds from our initial public offering of approximately $94 million and a $75 million contribution from Dura. At June 30, 2000, we had cash, cash equivalents, and short-term investments totaling $39.4 million and working capital totaling $33.2 million, a decrease of $31.7 million and $31 million, respectively, from December 31, 1999. Based on our current development plan and budget for the Spiros products, we expect to expend all of our existing cash during the second half of 2000. Further, we do not believe that our existing cash will be sufficient to complete the development of any Spiros product. In the event the merger with Dura is not consummated, the use of our existing funds will require Dura to consider whether to exercise its option to purchase our callable common stock under the contractual terms, which it may not be prepared to do at that time. Until the expiration of Dura's option, we are restricted from raising additional funds without Dura's consent. While Dura may, at its sole option, provide funds for further development of the Spiros products or infuse additional capital into us through the exercise of Dura's product purchase options, it is not obligated to do so. In addition, on July 24, 2000, Dura announced its refocused growth strategy including an immediate reduction in overall development spending. Upon the successful completion of the proposed merger, Dura will discontinue the development of all motorized Spiros cassette programs, including Beclomethasone Spiros(TM) and Budesonide Spiros(TM). If Dura fails to provide additional funding, we will explore the other strategic alternatives available to us, including liquidation, sale to a third party, or licensing of the technology. There can be no assurance that any of these alternatives will be successful.

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

WE FACE RISKS ASSOCIATED WITH THE PENDING MERGER WITH DURA.

THE FRACTIONAL SHARES OF DURA COMMON STOCK UNDERLYING EACH WARRANT WILL VARY AS DURA'S STOCK PRICE CHANGES AND OUR STOCKHOLDERS MAY NOT BE SURE HOW MANY SHARES WILL BE ISSUABLE UNDER EACH WARRANT UNTIL AFTER THEY HAVE CAST THEIR VOTE.

Under the merger agreement, each share of our callable common stock will be converted into the right to receive $13.25 in cash and a warrant to purchase a fractional share of Dura common stock. The fraction of a share of Dura common stock issuable under the warrant will be determined based on the average closing price of Dura common stock for the 10 trading days prior to the special meeting and will result in a calculated value, using the Black-Scholes option pricing model, for each warrant of between $3.22 and $1.81. As of July 31, 2000, the fraction of a share purchasable under each warrant would be 0.2652 with a Black-Scholes calculated value of $3.22. There can be no assurance, however, that the fraction issuable will be the same at the closing date or that the market price of the warrant will equal the Black-Scholes calculated value of the warrant. The price of Dura common stock at the date of the special meeting may vary from the price on the date of this document and on the date of the closing of the merger and that variance could affect the value of the warrant. The trading price of Dura's common stock may vary because of:

         -        changes in Dura's or our business, operations or prospects;
         - market assessments of the likelihood that the merger will be completed;
         -        the timing of the completion of the merger;
         -        the prospects of post-merger operations;
         -        regulatory considerations; and
         -        general market and economic conditions and other factors.

FAILURE TO COMPLETE THE MERGER COULD NEGATIVELY IMPACT OUR STOCK PRICE AND FUTURE BUSINESS AND OPERATIONS.

If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

         - our existing working capital and expected interest income may not be sufficient to fund our cash requirements through the end of 2000;
         - raising additional cash to fund our ongoing activities is likely to be very difficult in light of the contractual arrangements between us and Dura;
         - the price of our callable common stock may decline to the extent that the current market price of our callable common stock reflects a market assumption that the merger will be completed; and
         - various costs of the merger, such as legal and accounting fees and the expenses and fairness opinion fees of our financial advisor, must be paid even if the merger is not completed.

Further, if the merger is terminated and our board of directors determines to seek another merger or business combination, we may not be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid in the merger. These risks are magnified by Dura's announcement on July 24, 2000 of its intent to terminate the motorized cassette programs following completion of the proposed merger.

WE FACE RISKS ASSOCIATED WITH OUR OPERATIONS.

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

WE MAY NOT HAVE SUFFICIENT FUNDS TO COMPLETE THE DEVELOPMENT OF ANY SPIROS PRODUCT.

If the merger with Dura is not completed, we do not believe that our current available funds will be adequate to complete the development or regulatory review process for any of the Spiros products. Until the expiration of Dura's purchase option, we are significantly restricted from raising additional funds without Dura's consent. While Dura may, at its sole option, provide funds for further development of the Spiros products or provide additional cash to us through the exercise of the albuterol or product purchase options, it is not obligated to do so. In addition, on July 24, 2000, Dura announced its refocused growth strategy including an immediate reduction in overall development spending. Upon the successful completion of the proposed merger, Dura will discontinue the development of all motorized Spiros cassette programs, including Beclomethasone Spiros(TM) and Budesonide Spiros(TM). Dura may not have adequate information available to it when our funds are depleted to make a decision on the exercise of the albuterol or product option. If the purchase option or either the albuterol or product options is not exercised by Dura, and the merger agreement is not completed, we would have to raise substantial funding while hiring, or otherwise obtaining access to, research and management personnel to perform the work now performed by Dura. We may not be successful in doing any of these tasks.

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

DURA HAS THE ABILITY TO LIMIT SPECIFIED ACTIVITIES.

Until the expiration of the purchase option, Dura must approve specified activities, including:

         -        information regarding our proposed merger with Dura;
         -        issuing our securities;

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

OUR ABILITY TO OBTAIN PATENTS AND PROTECT OUR PROPRIETARY RIGHTS IS UNCERTAIN AND COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

Our ability to obtain patents on current or future products or technologies, defend our patents, maintain trade secrets and operate without infringing upon the proprietary rights of others both in the U.S. and abroad is uncertain. Patents may never issue. Even if issued or licensed to us, patents may not be enforceable, provide substantial protection from competition or be of commercial benefit to us. Even if all these are true, we may not possess the financial resources necessary to enforce or defend any patent rights we hold or obtain. Our commercial success will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which specified Dura products are based. Litigation, which is costly, may be necessary to enforce our patent and license rights or to determine the scope and validity of proprietary rights of third parties. If any of our products or technologies are found to infringe upon patents or other rights owned by third parties, we could be required to obtain a license to continue to manufacture or market such products or technologies. Licenses to such patent rights may not be available to us on commercially reasonable terms, if at all. If we do not obtain such licenses, we could encounter delays in marketing affected products or technologies or we could find that the development, manufacture or sale of products requiring such licenses is not possible.

OUR STOCK PRICE IS VOLATILE.

The market prices for securities of emerging companies, including ours, have historically been highly volatile. Future announcements concerning our competitors or us may have a significant impact on the market price of our callable common stock.
Such announcements might include:

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


                           PART II - OTHER INFORMATION

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

On December 22, 1997, we and Dura completed an initial public offering of 6,325,000 units. Each unit consisted of one share of our callable common stock and one warrant to purchase one-fourth of one share of Dura common stock, pursuant to a registration statement on Form S-1/S-3 (No. 333-37673/37673-01). The registration statement was declared effective on December 16, 1997. The net proceeds from the offering were invested in cash, cash equivalents and short-term investments. As of June 30, 2000, we have used $129.5 million of our cash, cash equivalents and short-term investments, all of which has been paid to Dura for our operating activities and we have $33.2 million of working capital.

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

None

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                   SPIROS DEVELOPMENT CORPORATION II, INC.


Date: August 11, 2000                        /s/ Erle T. Mast
---------------------                       -------------------
                                            (Erle T. Mast)
                                            Vice President, and
                                            Chief Financial Officer
                                            (Principal Financial Officer)